Form 10-Q
period 2011-09-30
Marina District Finance Company, Inc.
filed 2011-11-14
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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
The accompanying unaudited condensed consolidated financial statements of MDDC have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2010, included in the Company's Registration Statement on Form S-4, as filed with the Securities Exchange Commission ("SEC") on May 19, 2011 and declared effective by the SEC on May 26, 2011.
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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$32,180	$42,099
Accounts receivable, net	30,619	30,224
Inventories	3,985	4,387
Prepaid expenses and other current assets	9,121	10,545
Deferred income taxes	1,545	1,221
Total current assets	77,450	88,476
Property and equipment, net	1,283,967	1,312,196
Investment in unconsolidated subsidiary, net	4,175	5,185
Debt financing costs, net	6,541	6,736
Other assets, net	36,170	33,928
Total assets	$1,408,303	$1,446,521
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$9,869	$7,797
Income taxes payable, net	8,211	6,504
Accrued liabilities	96,036	94,735
Total current liabilities	114,116	109,036
Long-term debt, net	783,726	835,370
Deferred income taxes	13,211	13,922
Other long-term tax liabilities	11,424	10,792
Other liabilities	16,319	15,870
Commitments and contingencies (Note 6)
Member equity	469,507	461,531
Total liabilities and member equity	$1,408,303	$1,446,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Operating revenues:
Gaming	$176,738	$176,839	$490,732	$495,145
Food and beverage	41,337	43,232	112,860	113,589
Room	33,069	34,090	89,177	88,196
Other	11,989	12,687	31,889	33,226
Gross revenues	263,133	266,848	724,658	730,156
Less promotional allowances	61,115	59,161	170,794	160,511
Net revenues	202,018	207,687	553,864	569,645
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	68,944	70,576	199,368	201,510
Food and beverage	19,459	19,700	53,415	53,093
Room	4,106	4,369	10,996	10,778
Other	10,066	10,335	25,921	26,655
Selling, general and administrative	32,859	31,173	96,405	93,454
Maintenance and utilities	16,609	17,215	47,209	48,859
Depreciation and amortization	14,562	16,452	47,081	53,067
Write downs and other items, net	(58)	(4)	871	76
Pre-opening	—	—	92	—
Total operating costs and expenses	166,547	169,816	481,358	487,492
Operating income	35,471	37,871	72,506	82,153
Other expense
Interest expense, net	20,995	17,275	63,064	28,407
Total other expense	20,995	17,275	63,064	28,407
Income before state income taxes	14,476	20,596	9,442	53,746
State income taxes	(1,550)	(2,046)	(1,466)	(5,389)
Net income	$12,926	$18,550	$7,976	$48,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
Nine Months Ended September 30, 2011
(Unaudited and in thousands)

	Capital Contributions	Retained Earnings	Total Member Equity
Balances, January 1, 2011	$446,700	$14,831	$461,531
Net income	—	7,976	7,976
Balances, September 30, 2011	$446,700	$22,807	$469,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$7,976	$48,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,081	53,067
Amortization of debt financing costs	1,132	4,554
Amortization of discounts on senior secured notes	2,507	484
Deferred income taxes	(1,035)	(426)
Provision for doubtful accounts	3,027	2,588
Noncash asset write-downs	924	76
Gain on early retirement of debt	(53)	—
Other operating activities	1,010	1,602
Changes in operating assets and liabilities:
Accounts receivable	(3,422)	(220)
Inventories	402	38
Prepaid expenses and other current assets	1,424	831
Income taxes receivable/payable	1,707	493
Other long-term tax assets	161	157
Other assets, net	(2,446)	(3,545)
Accounts payable and accrued liabilities	3,128	14,473
Other long-term tax liabilities	632	575
Other liabilities	449	(540)
Net cash provided by operating activities	64,604	122,564
Cash Flows from Investing Activities
Capital expenditures	(19,488)	(12,644)
Investment in unconsolidated subsidiary, net	—	(935)
Net cash used in investing activities	(19,488)	(13,579)
Cash Flows from Financing Activities
Borrowings under bank credit facility	574,700	522,743
Payments under bank credit facility	(620,600)	(1,155,262)
Payments to repurchase senior secured notes	(8,198)	—
Proceeds from issuance of senior secured notes, net	—	773,176
Debt financing costs	(937)	(5,924)
Distributions to member	—	(274,978)
Net cash used in financing activities	(55,035)	(140,245)
Decrease in cash and cash equivalents	(9,919)	(31,260)
Cash and cash equivalents, beginning of period	42,099	46,894
Cash and cash equivalents, end of period	$32,180	$15,634

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$68,676	$12,311
Cash paid for income taxes	—	4,588
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$245	$—
Supplemental Disclosure of Non-Cash Financing Activities
Extinguishment of previous credit facility with advance from new credit facility	$—	$73,010

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

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). MGM has subsequently announced that it has entered into an agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provides that the mandated sale of the MGM Interest be increased by an additional 18 months to a total of 48 months. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Basis of Presentation
As permitted by the rules and regulations of the Securities Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although we believe that the disclosures made herein are adequate to make the

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

information reliable. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2010, included in our registration statement on Form S-4, as filed with the SEC on May 19, 2011, and declared effective by the SEC on May 26, 2011. The condensed consolidated balance sheet as of December 31, 2010, as presented herein, has been derived from our audited financial statements.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present our financial position as of September 30, 2011 and December 31, 2010, the results of our operations for the three and nine months ended September 30, 2011 and 2010, and the results of our cash flows for the nine months ended September 30, 2011 and 2010. The condensed consolidated balance sheet as of September 30, 2011 is unaudited; however the condensed consolidated balance sheet presented as of December 31, 2010 has been derived from our audited financial statements as of such date. Our operating results for the three and nine months ended September 30, 2011 and 2010, and our cash flows for the nine months ended September 30, 2011 and 2010, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

Capitalized Interest

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the three and nine months ended September 30, 2011 was $0.1 million.

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

The amounts due to these members, included in the consolidated state income tax return of MDDC, are a result of the respective tax attributes each have contributed to such consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	September 30, 2011	December 31, 2010
	(In thousands)
Amounts payable to members of MDDHC	$8,609	$6,902
Amounts receivable - State	(398)	(398)
Income taxes payable, net	$8,211	$6,504

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$19,367	$19,308	$53,976	$53,428
Food and beverage	15,471	16,530	43,184	44,632
Other	26,277	23,323	73,634	62,451
Total promotional allowances	$61,115	$59,161	$170,794	$160,511

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$5,795	$5,727	$16,934	$16,659
Food and beverage	11,217	11,624	31,728	32,263
Other	3,550	3,312	9,021	8,558
Total cost of promotional allowances	$20,562	$20,663	$57,683	$57,480

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $12.6 and $12.7 million during the three months ended September 30, 2011 and 2010, respectively, and were $35.9 million and $37.1 million during the nine months ended September 30, 2011 and 2010, respectively.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounting Standards Update 2011-04 Fair Value Measurement ("Update 2011-04")
In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurement, which is an amendment to Topic ASC 820.

The objective of Update 2011-04 is to more clearly explain how to measure fair value to allow for better comparability between GAAP and International Financial Reporting Standards ("IFRS"). It is not intended to result in a change in the application of the requirements in Topic ASC 820, but instead is intended to amend a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

Update 2011-04 does not change the items that must be reported as fair value measurements under Topic ASC 820 but simply how to measure these items and how they should be disclosed. Update 2011-04 should be applied prospectively. Early adoption is not permitted. Update 2011-04 will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-04 will not have a material impact on our financial statements.

NOTE 2.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,393,394	1,391,304
Furniture and equipment	299,534	297,831
Construction in progress	14,339	7,330
Total property and equipment	1,794,568	1,783,766
Less accumulated depreciation	510,601	471,570
Property and equipment, net	$1,283,967	$1,312,196
Depreciation expense was $14.5 million and $16.4 million during the three months ended September 30, 2011 and 2010, respectively, and was $47.0 million and $52.9 million during the nine months ended September 30, 2011 and 2010, respectively. Major items included in construction in progress at September 30, 2011 and December 31, 2010, consisted of various property improvement and capital projects currently in process. We plan to complete renovating and refurbishing all of the remaining rooms at the Borgata hotel by the third quarter of 2012.
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

NOTE 3.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY, NET
In 2006, we entered into an agreement with two other Atlantic City casinos (both of which are owned by Caesars Entertainment Corporation, formerly Harrah's Entertainment Inc.) to form Atlantic City Express Service, LLC ("ACES"). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City, which operations commenced in February 2009. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

member will rotate annually among the members. We did not make contributions to or receive distributions from ACES during the nine months ended September 30, 2011. Our investment in ACES declined to $4.2 million at September 30, 2011 from $5.2 million dollars at December 31, 2010 due to our share of the losses of ACES over this period.

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Accrued interest expense	$22,405	$31,656
Accrued payroll and related expenses	20,387	18,609
Accrued gaming liabilities	20,913	19,470
Accrued expenses and other liabilities	32,331	25,000
Total accrued liabilities	$96,036	$94,735

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

Long-term debt, net consists of the following:

	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
	September 30, 2011
Bank credit facility	$15,000	$—	$—	$15,000
9.50% Senior Secured Notes due 2015	398,000	(3,449)	(8,099)	386,452
9.875% Senior Secured Notes due 2018	393,500	(2,429)	(8,797)	382,274
	$806,500	$(5,878)	$(16,896)	$783,726

	December 31, 2010
Bank credit facility	$60,900	$—	$—	$60,900
9.50% Senior Secured Notes due 2015	400,000	(3,969)	(9,319)	386,712
9.875% Senior Secured Notes due 2018	400,000	(2,648)	(9,594)	387,758
	$860,900	$(6,617)	$(18,913)	$835,370

Bank Credit Facility
Significant Terms
On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the “Amendment”), among MDFC, MDDC, certain financial institutions (each a “Lender”, and collectively the "Lenders") and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (in such capacity, “Administrative Agent”) for the Lenders. The Amendment modifies certain terms of our bank credit facility, among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The Amendment: (i) reduces the aggregate commitments under the bank credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the bank credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring the Company to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting the Company from borrowing under the bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the bank credit facility

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

is $65 million or more.

As amended,our bank credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the bank credit facility have priority in payment to the senior secured notes.

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

At September 30, 2011, the outstanding balance under the bank credit facility was $15.0 million, which bore an interest rate of 4.4%.

Financial and Other Covenants
The bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing minimum consolidated earnings before interest, income taxes and depreciation and amortization ("EBITDA") (as defined in the bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iv) prohibits us from borrowing under our bank credit facility to purchase our senior secured notes at any time when the total amount outstanding under our bank credit facility is $65 million or more.

Compliance with Financial Covenants
We believe that we are in compliance with the covenants of our bank credit facility at September 30, 2011, including minimum consolidated EBITDA, which, at such date, was $155.4 million; and accordingly, we are able to draw on the entire availability under our bank credit facility.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, (the "9.5% notes"), at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The 9.5% notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The 9.5% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.5% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2011.

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

9.875% Senior Secured Notes Due 2018.
Significant Terms

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, (the "9.875% notes"), at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 9.875% notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The 9.875% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.875% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2011.

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

Original Issue Discount
Both the 9.5% and 9.875% notes were issued at an original discount. The original issue discounts have been recorded as adjustments to the face amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At September 30, 2011, the effective interest rate is 10.2% on the 9.5% notes and 10.3% on the 9.875% notes.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At September 30, 2011, the outstanding balance under the bank credit facility was $15.0 million, leaving contractual availability of $135.0 million.

Repurchase of Senior Secured Notes
During the three and nine months ended September 30, 2011, we repurchased and retired $8.5 million principal amount of our senior secured notes, representing $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.2 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods.

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

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
Leases
As of September 30, 2011, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MGM, as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot, and a proposed alternative parking structure. On November 4, 2010, MGM announced that it had closed the sale to a third party of land leased to MDDC for the public space expansion, rooms expansion, parking structure and proposed alternative parking structure. Other than MDDC's obligation to pay rent (in an amount equal to the amount

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

paid under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, our obligations under the ground leases were not modified by the sale. The leases consist of:

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
Pursuant to the alternative parking structure ground lease, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases, MDDC became responsible for all real property taxes assessed against the land underlying the alternative parking structure ground lease and (ii) payment of monthly rent under the alternative parking structure ground lease shall be deferred until the earliest to occur of (x) the date 18 months following the execution of the sale agreement, (y) completion of construction of a proposed additional parking structure, and (z) expiration of the term of the Divestiture Trust. Effective as of the date of execution of the sale agreement, the monthly rent due under the alternative parking structure ground lease was in an amount consistent with the rent due under the parking structure ground lease on a per square foot basis.

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

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases (principally for land, see above) are as follows (in thousands):

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the year ending December 31,
2011	$1,655
2012	6,819
2013	6,061
2014	5,870
2015	5,753
Thereafter	313,976
Total	$340,134

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties is as follows (in thousands):

For the year ending December 31,
2011	$455
2012	1,819
2013	1,237
2014	423
2015	423
Thereafter	853
Total	$5,210
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
Our CRDA obligations for the three and nine months ended September 30, 2011 were $2.2 million and $6.2 million, respectively,

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of which valuation provisions of $1.3 million and $3.5 million, respectively, were recorded due to the respective underlying agreements. Our CRDA obligations for the three and nine months ended September 30, 2010 were $2.2 million and $6.2 million, respectively, of which valuation provisions of $1.3 million and $3.6 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, we expense our pro rata share of the $90 million, approximately $15.0 million based on our actual market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $1.2 million and $3.8 million during the three and nine months ended September 30, 2011, respectively, and $1.2 million and $3.9 million during the three and nine months ended September 30, 2010, respectively.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred.

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $32.2 million and $42.1 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2011 and December 31, 2010.

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$15,000	$15,000	$15,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	386,452	364,170	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,274	348,248	Level 1
Total long-term debt	$806,500	$783,726	$727,418

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$60,900	$60,900	$60,900	Level 2
9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Total long-term debt	$860,900	$835,370	$815,529

The estimated fair value of our bank credit facility at September 30, 2011 and December 31, 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our bank credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of September 30, 2011 and December 31, 2010.

There were no transfers between Level 1 and Level 2 measurements during the three months ended September 30, 2011.

NOTE 8. EMPLOYEE BENEFIT PLANS
We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled $1.4 million and $4.2 million during the three and nine months ended September 30, 2011, respectively, and $1.5 million and $4.5 million during the three and nine months ended September 30, 2010, respectively. Our share of unfunded vested liabilities related to pension plans is $51.4 million as of December 31, 2010.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lessor of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.4 million and $1.1 million during the three and nine months ended September 30, 2011, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2010, respectively.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $4.6 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively. Reimbursable expenditures were $2.4 million and $7.1 million during the three and nine months ended September 30, 2011, respectively, and $1.6 million and $5.5 million during the three and nine months ended September 30, 2010, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.

NOTE 10.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2011, and have not identified any material subsequent events other than the amendment to our credit facility, see Note 5 for details.

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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly-owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM Resorts International (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), under which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

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

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). MGM has subsequently announced that it has entered into an agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provides that the mandated sale of the MGM Interest be increased by an additional 18 months to a total of 48 months. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Overall Outlook
We believe that our key operating results for each of the three and nine months ended September 30, 2011 and 2010 have been adversely impacted by the expansion of casino gaming in or near the mid-Atlantic region from where we attract and expect to attract most of our customers. This increased regional presence from competitors has had an adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino over a longer drive to enjoy the amenities that Borgata has to offer.

Although, over the course of the past several years the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, we have seen the emergence of some positive trends. Generally, the national job market is strengthening, as the unemployment rate has continued to decline thus far in 2011. However, the entire Atlantic City market continues to experience a difficult period. Recently, New Jersey's governor and state lawmakers enacted legislation to create a tourism district and streamline the state's regulatory structure.

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

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Nine Months ended September 30, 2011 and 2010
The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$202,018	$207,687	$553,864	$569,645
Operating income	35,471	37,871	72,506	82,153
Net income	12,926	18,550	7,976	48,357

Three Months Ended September 30, 2011 and 2010
Net revenues: Overall, net revenues declined by 2.7% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Net revenues were significantly impacted due to a closure of the property for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. The storm weakened as it approached Atlantic City and the property did not suffer any damage, however, the closure of the property and cancellation of scheduled concerts and events, on a normally busy August weekend, was a major factor as to the year-over-year decline of net revenues and operating income for the three and nine months ended September 30, 2011. In response to increased competition in the Atlantic City and Eastern Pennsylvania gaming markets, our promotional expenses as a percentage of gaming revenues increased 112 basis points, which decreased our net revenues. Table games hold rate was normalized at 13%, in line with our long-term expectations, and Borgata lead the Atlantic City market with a 24% share of table game drop during the three months ended September 30, 2011.

Operating income: Operating income declined $2.4 million during the three months ended September 30, 2011, as compared to the corresponding period of the prior year, due primarily to the decline in net revenues.

Net income: Net income declined $5.6 million during the three months ended September 30, 2011, as compared to the corresponding period of the prior year, due to the effect of the factors identified above, coupled with increased interest expense associated with higher balances and interest rates on our outstanding debt as a result of the refinancing in the prior year period.

Nine Months Ended September 30, 2011 and 2010
Net revenues: Overall, net revenues during the nine months ended September 30, 2011 decreased by $15.8 million, or 2.8%, as compared to the corresponding period of the prior year, primarily related to spending on promotional allowances, which increased to 34.8% of gross gaming revenue during the nine months ended September 30, 2011, from 32.4% during the nine months ended September 30, 2010. This reflects increased promotional slot credit and table game incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets. In addition, further declines in net revenues were due to a decline in our table games volume, and a decrease in table games hold percentage. During this nine month period ended September 30, 2011, our table games hold percentage was at times below historical and industry averages, which reduced gaming revenues and contribution margins.

Operating income: Operating income declined $9.6 million during the nine months ended September 30, 2011, as compared to the corresponding period of the prior year, due to the decline in net revenues, offset by a decrease in depreciation expenses during the comparable quarters.

Net income: Net income declined $40.4 million during the nine months ended September 30, 2011, as compared to the corresponding period of the prior year, due to the effect of the factors identified above, coupled with increased interest expense resulting from the increased balances and higher interest rates on our outstanding debt related to the refinancing transaction consummated in the prior year period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 67% and 68% of gross revenues for the three and nine months ended September 30, 2011, respectively, and approximately 66% and 68% of gross revenues for the three and nine months ended September 30, 2010, respectively. Gaming revenues are significantly comprised of the net win from our slot machine operations and from table game wins. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% of gross revenues for the three and nine months ended September 30, 2011 and 2010. Rooms produced approximately 13% of gross revenues for the three months ended September 30, 2011 and 2010, and 12% during the nine months ended September 30, 2011 and 2010. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
REVENUES
Gaming	$176,738	$176,839	$490,732	$495,145
Food and beverage	41,337	43,232	112,860	113,589
Room	33,069	34,090	89,177	88,196
Other	11,989	12,687	31,889	33,226
	$263,133	$266,848	$724,658	$730,156
COSTS AND EXPENSES
Gaming	$68,944	$70,576	$199,368	$201,510
Food and beverage	19,459	19,700	53,415	53,093
Room	4,106	4,369	10,996	10,778
Other	10,066	10,335	25,921	26,655
	$102,575	$104,980	$289,700	$292,036
MARGINS
Gaming	61.0%	60.1%	59.4%	59.3%
Food and beverage	52.9%	54.4%	52.7%	53.3%
Room	87.6%	87.2%	87.7%	87.8%
Other	16.0%	18.5%	18.7%	19.8%

Three Months ended September 30, 2011 and 2010
Overall, gross revenues during the three months ended September 30, 2011 decreased by $3.7 million, or 1.4%, as compared to the corresponding period of the prior year. Costs and expenses related to gaming, food and beverage, room and other decreased by $2.4 million, or 2.3%, during the three months ended September 30, 2011 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased slightly during the three months ended September 30, 2011, as compared to the corresponding period of the prior year. Table game win increased by $5.7 million due to a 3.3% increase in table game drop, and a 90 basis point increase in table games hold percentage. These wins were offset by a decrease of $5.8 million in slot win, caused by a 2.1% decrease in slot handle and a 20 basis point reduction in table games hold percentage.

Food and Beverage
Food and beverage revenues decreased by $1.9 million, or 4.4%, during the three months ended September 30, 2011, compared with the corresponding period of the prior year. The $1.9 million decrease was due to a decrease in the number of guests served of 5.2%, coupled with a 0.8% decrease in the average guest check.

Room
During the three months ended September 30, 2011, we had 236,324 occupied rooms, with an average occupancy rate of 95.9% at an average daily rate of $137.65, compared to 244,719 occupied rooms, with an average occupancy rate of 96.3% at an average daily rate of $136.80 during the same three months in 2010, the net effect of which resulted in a decrease of $1.0 million, or 3.0%, in room revenue.

Nine Months Ended September 30, 2011 and 2010
Overall, gross revenues during the nine months ended September 30, 2011 decreased by $5.5 million, or 0.8%, as compared to the corresponding period of the prior year. Costs and expenses related to gaming, food and beverage, room and other decreased by $2.3 million, or 0.8% during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $4.4 million, or 0.9%, during the nine months ended September 30, 2011, as compared to the corresponding period of the prior year, primarily due to a $4.4 million, or 2.9% decrease in table game win, and a 30 basis point reduction in table games hold percentage. Our table games hold percentage was below historical and industry averages, which reduced gaming revenues and contribution margins. The decreases related to table games were partially offset by an increase in revenue from slot machine operations, which included a 1.0% increase in slot win, primarily driven by a 2.3% increase in slot handle.

Food and Beverage
Food and beverage revenues decreased by $0.7 million, or 0.6%, during the nine months ended September 30, 2011, compared with the corresponding period of the prior year. The decrease was due to a reduction in the number of guests served of 1.4% and 0.8% decrease in the average guest check.

Room
During the nine months ended September 30, 2011, we had 652,192 occupied rooms, with an average occupancy rate of 87.9% at an average daily rate of $134.36, compared to 653,209 occupied rooms, with an average occupancy rate of 87.1% at an average daily rate of $132.31 during the same period in 2010, the net effect of which resulted in an increase of $1.0 million, or 1.1%, in room revenue during these comparable periods.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Selling, general and administrative	$32,859	$31,173	$96,405	$93,454
Maintenance and utilities	16,609	17,215	47,209	48,859
Depreciation and amortization	14,562	16,452	47,081	53,067
Other items and write-downs, net	(58)	(4)	871	76

Three and Nine Months ended September 30, 2011 and 2010
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 12.5% and 11.7% during the three months ended September 30, 2011 and 2010, and 13.3% and 12.8% during the nine months ended September 30, 2011 and 2010, respectively, due to our ongoing cost containment efforts.
Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.3% and 6.5% and 6.5% and 6.7% during the three and nine months ended September 30, 2011 and 2010, respectively. There were no major maintenance projects undertaken compared to the prior period.
Depreciation and Amortization
Depreciation and amortization expense declined by $1.9 million during the three months ended September 30, 2011 compared to the same period in 2010, and decreased $6.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. These decreases were due to the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service since the prior period.
Other Expenses
Three and Nine Months ended September 30, 2011 and 2010
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Interest expense	$20,995	$17,275	$63,064	$28,407
Average outstanding long-term debt	789,911	723,816	809,548	750,189
Average interest rate	9.6%	8.8%	9.6%	5.5%

Interest expense increased during the three and nine months ended September 30, 2011 and 2010 as compared to respective periods in the prior year due to higher average interest rates on higher average outstanding debt balances. Interest expense increased $3.7 million during the three months ended September 30, 2011, reflecting the full quarter effect of the refinancing, which closed during the three months ended September 30, 2010. Interest expense more than doubled during the nine months ended September 30, 2011 as compared to the corresponding prior period, on a pro forma basis, due entirely to the refinancing impact, the full effect of which was realized during the three and nine months ended September 30, 2011.
State Income Taxes
The following table presents our state income taxes as a percentage of pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
State income taxes	$1,550	$2,046	$1,466	$5,389
Income before state income taxes	14,476	20,596	9,442	53,746
Effective state income tax rate	10.7%	9.9%	15.5%	10.0%
The effective state income tax rate for the three and nine months ended September 30, 2011 was 10.7% and 15.5% respectively, compared to 9.9% and 10.0% for the three and nine months ended September 30, 2010, respectively. In 2011, our tax provision was adversely impacted by certain recurring tax adjustments, the computation of which, are unaffected by our level of income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes to our financial position since December 31, 2010.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. As of September 30, 2011 and December 31, 2010, we had balances of cash and cash equivalents of $32.2 million and $42.1 million, respectively; however, we had a working capital deficit of $36.7 million and $20.6 million as of September 30, 2011 and December 31, 2010, respectively. The increase in our working capital deficit during the current period is primarily due to a decrease in our cash balance as of September 30, 2011, reflecting repayments of borrowings under our bank credit facility since December 31, 2010.

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

The indenture governing both the 9.5% notes and the 9.875% notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under our bank credit facility.

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

Indebtedness
In August 2010, MDFC closed a debt financing, consisting of the establishment of a new payment priority secured revolving credit facility with a current commitment of $75 million and the issuance of $800 million of aggregate principal amount of notes. MDDC is the guarantor of both the bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay our former credit facility; and (iii) make a one-time distribution to our joint venture owners.

Bank Credit Facility
Significant Terms
Our bank credit facility, as amended, provides for a $75 million senior secured revolving credit facility and matures in August 2014. The bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC, and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the bank credit facility have priority in payment to the senior secured notes.

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

At September 30, 2011, the outstanding balance under the bank credit facility was $15.0 million which bore an interest rate of 4.4%.

Financial and Other Covenants
The bank credit facility, as amended, contains certain financial and other covenants, including, without limitation, (i) establishing minimum consolidated earnings before interest, income taxes and depreciation and amortization ("EBITDA") (as defined in the bank credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iv) prohibits us from borrowing under our bank credit facility to purchase our senior secured notes at any time when the total amount outstanding under our bank credit facility is $65 million or more.

Compliance with Financial Covenants
We believe that we are in compliance with the bank credit facility covenants at September 30, 2011, including minimum consolidated EBITDA and minimum liquidity, which, at such date, were $155.4 million and $135.0 million, respectively; and accordingly, we are able to draw on the entire availability under our bank credit facility.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, (the "9.5% notes"), at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The 9.5% notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The 9.5% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.5% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2011.

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

9.875% Senior Secured Notes Due 2018.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, (the "9.875% notes"), at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 9.875% notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The 9.875% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.875% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2011.

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

Original Issue Discount
Both the 9.5% and 9.875% notes were issued at an original discount. The original issue discounts have been recorded as adjustments to the face amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At September 30, 2011, the effective interest rate is 10.2% on the 9.5% notes and 10.3% on the 9.875% notes.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At September 30, 2011, the outstanding balance under the bank credit facility was $15.0 million, leaving contractual availability of $60.0 million pursuant to our amended commitment.

Repurchase of Senior Secured Notes
During the three and nine months ended September 30, 2011, we repurchased and retired an aggregate $8.5 million principal amount of our senior secured notes, representing $2.0 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.2 million, resulting in a gain of $0.1 million, net of associated deferred financing fees, which is recorded on our condensed consolidated statement of operations for the respective periods.

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

Cash Flows Summary

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$64,604	$122,564
Cash flows from investing activities:
Capital expenditures	(19,488)	(12,644)
Investment in unconsolidated subsidiary, net	—	(935)
Net cash used in investing activities	(19,488)	(13,579)
Cash flows from financing activities:
Borrowings under bank credit facility	574,700	522,743
Payments under bank credit facility	(620,600)	(1,155,262)
Proceeds from issuance of senior secured notes, net	—	773,176
Payments to repurchase senior secured notes	(8,198)	—
Debt financing costs, net	(937)	(5,924)
Distributions to member	—	(274,978)
Net cash used in financing activities	(55,035)	(140,245)
Decrease in cash and cash equivalents	$(9,919)	$(31,260)
Cash Flows from Operating Activities
During the nine months ended September 30, 2011, we generated operating cash flow of $64.6 million, compared to $122.6 million in the comparable period of the prior year. Operating cash flow decreased due to our net loss during the nine months ended September 30, 2011 as compared to our net income for the same period in 2010, as well as an increase in interest costs of $34.7 million. The increase in interest cost resulted from higher average interest rates and an increase in average outstanding debt balances due to our issuance of the senior secured notes discussed above.

Cash Flows from Investing Activities
Acquisition of property and equipment during the nine months ended September 30, 2011 and 2010 was $19.5 million and $12.6 million, respectively. Cash paid for capital expenditures during the nine months ended September 30, 2011 included amounts spent for food and beverage facilities, slot products and the commencement of our hotel renovation. Cash paid for capital expenditures during the nine months ended September 30, 2010 included renovations to the casino floor, slot products and the renovation and refurbishment of all of the Fiore suites at the Borgata hotel.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our bank credit facility.
Depending on our cash flow needs, we borrow and repay amounts under our bank credit facility to manage our overall cash position. As discussed above, we closed a $950 million debt financing during 2010, consisting of the establishment of a $150 million bank credit facility and the issuance of $800 million of aggregate principal amount of notes. At the time of the refinancing, we drew $73.0 million from our bank credit facility, and received net proceeds from the issuance of the notes of $773.2 million.
During the nine months ended September 30, 2011 we repaid a net $45.9 million on our bank credit facility, compared to net repayments of $632.5 million during the nine months ended September 30, 2010, which include the full repayment of our former credit facility as part of our refinancing.

During the three and nine months ended September 30, 2011, we repurchased and retired an aggregate $8.5 million principal amount of our senior secured notes, representing $2.5 million of the 9.5% notes and $6.5 million of the 9.875% notes. The total purchase price of the notes was $8.2 million.
We did not make any distributions to our member during the nine months ended September 30, 2011. Distributions to our member were $275.0 million during the nine months ended September 30, 2010, which included a one-time distribution from the proceeds of our refinancing.

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

Our estimated total capital expenditures for 2011 are expected to be approximately $33.1 million and are primarily comprised of our room renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures through our bank credit facility and operating cash flows.

Commitments and Contingencies
Except as otherwise noted below, the following information with respect to our commitments and contingencies is provided as of December 31, 2010, which is the date of our most recent fiscal year end. There have been no material changes to our commitments and contingencies during the nine months ended September 30, 2011.
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
Our CRDA obligations for the three and nine months ended September 30, 2011 were $2.2 million and $6.2 million, respectively, of which valuation provisions of $1.3 million and $3.5 million, respectively, were recorded due to the respective underlying agreements. Our CRDA obligations for the three and nine months ended September 30, 2010 were $2.2 million and $6.2 million, respectively, of which valuation provisions of $1.3 million and $3.6 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, we expense our pro rata share of the $90 million, approximately $15.0 million based on our actual market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $1.2 million and $3.8 million during the three and nine months ended September 30, 2011, respectively, and $1.2 million and $3.9 million during the three and nine months ended September 30, 2010, respectively.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of our unconsolidated investment in ACES. Our investment in ACES allows us to realize the benefits of contracting with the New Jersey Transit to operate express rail service between Manhattan and Atlantic City in a manner that lessens our initial investment. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

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

We had no outstanding letters of credit as of September 30, 2011.

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

A description of our critical accounting policies can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 15, 2011. There have been no significant updates or material changes to our critical accounting policies since such filing.

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

Accounting Standards Update 2011-04 Fair Value Measurement ("Update 2011-04")
In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurement, which is an amendment to Topic ASC 820.

The objective of Update 2011-04 is to more clearly explain how to measure fair value to allow for better comparability between GAAP and International Financial Reporting Standards ("IFRS"). It is not intended to result in a change in the application of the requirements in Topic ASC 820, but instead is intended to amend a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

Update 2011-04 does not change the items that must be reported as fair value measurements under Topic ASC 820 but simply how to measure these items and how they should be disclosed. Update 2011-04 should be applied prospectively. Early adoption is not permitted. Update 2011-04 will be effective for our fiscal year, and interim periods within the fiscal year beginning January 1, 2012. Update 2011-04 will not have a material impact on our financial statements.

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives.

•	Our plan to complete the renovation and refurbishing of the Borgata hotel rooms by the third quarter of 2012.

•	The effect of our ongoing litigation on our business, financial position, results of operations and cash flows.

•	Our expectations with respect to the effect that the anticipated sale of the MGM Interest will have on our operations.

•	Our belief that the length of the recovery from the severe economic recession may continue to have a profound effect on consumer spending

•
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

•	The estimates underlying our critical accounting policies and that assumptions made in the preparation of financial statements in conformity with GAAP may differ from actual results.

•	That operating results for previous periods are not necessarily indicative of future performance.

•	The effect of recently enacted and proposed legislation, including without limitation, legislation concerning the regulation of gaming, the creation of a tourism district in New Jersey, bans on smoking and increases and decreases in tax rates on the Atlantic City market.

•	The effects of adverse weather conditions on our operations.

•
Our estimated exposure with respect to the culinary and hotel workers' union Local 54/UNITE HERE National Retirement Fund, and other funds to which we contribute, and the impact of the associated rehabilitation plans on our financial condition, results of operations and cash flows.

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
Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

The following information with respect to our market risk is provided as of December 31, 2010, which is the date of our most recent fiscal year end. There have been no material changes to our market risk during the nine months ended September 30, 2011.

As a result of our issuance of $400 million of 9.50% senior secured notes and $400 million of 9.875% senior secured notes and the amounts outstanding under our bank credit facility, $15 million at September 30, 2011, or 1.9%, of our indebtedness accrues interest at a variable rate, which comprises amounts outstanding under our bank credit facility as of September 30, 2011. Our senior secured notes bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations. We do not utilize market risk sensitive instruments for trading purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, specifically our debt obligations, and presents principal cash flows and related weighted-average interest rates by expected maturity dates.
The scheduled maturities of our long-term debt outstanding as of September 30, 2011 for the years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands, except percentages)
Long-term debt:
Fixed-rate	$—	$—	$—	$—	398,000	$393,500	$791,500
Average interest rate	—%	—%	—%	—%	9.5%	9.9%	9.7%
Variable-rate	$—	$—	$—	$15,000	—	$—	$15,000
Average interest rate	—%	—%	—%	4.4%	—%	—%	4.4%

The following table provides other information about our long-term debt at September 30, 2011.

	September 30, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	15,000	15,000	15,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	386,452	364,170	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,274	348,248	Level 1
Total long-term debt	$806,500	$783,726	$727,418
The estimated fair value of our bank credit facility at September 30, 2011 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising our bank credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of September 30, 2011.

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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism, could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our business, results of operations and financial condition.
As a result of the present weak economic conditions in the United States, Europe and much of the rest of the world, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on the Atlantic City gaming market. The number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, and 29.3 million in 2010. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008, $3.94 billion in 2009 and $3.57 billion in 2010. Reduced consumer demand and regional competition contributed to an 11.1% decrease in our net revenues, from approximately $830.5 million for 2008 to approximately $738.4 million for 2010, and $553.9 million for the nine months ended September 30, 2011. Since our business model relies on significant expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn could further adversely affect our business, results of operations and financial condition.
The recent downturn in the national economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy has had, and may continue to have, a negative impact on our financial performance and may affect our ability to refinance the notes or our other indebtedness.
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the downgrade of the United States credit rating and ongoing European debt crisis, have contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our senior secured notes or our other indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects. Furthermore, if a significant percentage of our lenders under our bank credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our bank credit facility. We are unable to predict the duration or severity of the current economic downturn or disruption in the capital and credit markets, or its further impact on the larger economy or if any similar downturn or disruption will occur in the future. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our business, results of operations and financial condition.
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
In particular, the expansion of casino gaming in or near the mid-Atlantic region from which we attract and expect to attract most of our customers has had a significant adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino over a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to our property, which has adversely impacted our business, results of operations and financial condition.
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
The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. We are required to agree with Local 54/UNITE HERE on the adoption of one of three schedules of future accrual and contribution rates proposed under the Rehabilitation Plan, all of which provide for increased monthly contributions. On May 28, 2010, we agreed upon a schedule with Local 54/UNITE HERE pursuant to which we began making increased monthly contributions to the Fund on October 1, 2011.
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
Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, Borgata was closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, as previously discussed, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata's property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the area in which our properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially affected.
Our insurance coverage may not be adequate to cover all possible losses that our property could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50.0 million, and coverage up to $200.0 million. In addition, we are self-insured up to $0.25 million with respect to each of general liability claims and non-union employee medical claims. We accrued $7.1 million and $6.8 million for such claims at September 30, 2011 and December 31, 2010, respectively, and incurred expenses for such insurance claims of approximately $4.6 million and $3.1 million for each of the three months ended September 30, 2011 and 2010, respectively, and $13.7 million and $11.5 million for each of the nine months ended September 30, 2011 and 2010, respectively.

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
We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend until 2028 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.4 million per annum as of September 30, 2011. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
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
The public and private issuances of securities, including material debt transactions and other transactions to which we are a party, also require the approval of Gaming Authorities.
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
We have a significant amount of indebtedness. As of September 30, 2011, we had $783.7 million of net indebtedness outstanding, which was comprised of $15.0 million outstanding under our bank credit facility and $768.7 million, net of the unamortized discounts and debt financing costs, outstanding under our senior secured notes.
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
In addition, our business requires numerous federal, state and local permits and licenses. Continued operation of Borgata depends on the maintenance of such permits and licenses. Our business may be adversely affected if we are unable to comply with existing regulations or requirements or changes in applicable regulations or requirements. In the event of foreclosure, the transfer of such permits and licenses may be prohibited or may require us to incur significant cost and expense. Further, we cannot assure that the applicable governmental authorities will consent to the transfer of all such permits. If the regulatory approvals required for such transfers are not obtained or are delayed, the foreclosure may be delayed, a temporary shutdown of operations may result and the value of the collateral may be significantly impaired.
The security interest of the collateral agent, for the benefit of the trustee under the indenture or the holders of the senior secured notes, is subject to practical problems generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties to enforce a security interest in certain of the assets consisting of the collateral, and we cannot assure that the collateral agent will be able to obtain any such consent. Accordingly, the collateral agent may not have the ability to foreclose upon such assets, and the value of the collateral may significantly decrease.
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
MDFC's issuance of the senior secured notes and the issuance of the guarantees by MDDC, and any of MDDC's future subsidiaries may be subject to review under federal and state fraudulent conveyance or similar laws. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, any guarantee made by MDDC or any of MDDC's future subsidiaries could be voided, or claims under the guarantee made by MDDC or any of MDDC's future subsidiaries could be subordinated to all other obligations of MDDC or any such subsidiary, if MDDC or the subsidiary, at the time it incurred the obligations under any guarantee:

•incurred the obligations with the intent to hinder, delay or defraud creditors; or

•	received less than reasonably equivalent value in exchange for incurring those obligations; and was insolvent or rendered insolvent by reason of that incurrence;

•	was engaged in a business or transaction for which such person's remaining assets constituted unreasonably small capital; or
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

Item 5.         Other Information

The following disclosure is being provided in this Item 5 in lieu of filing a Current Report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement):
On November 11, 2011, MDFC entered into a First Amendment to Credit Agreement (the “Amendment”), among MDFC, MDDC, certain financial institutions (each a “Lender”, and collectively the "Lenders") and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (in such capacity, “Administrative Agent”) for the Lenders. The Amendment modifies certain terms of our bank credit facility, among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.
The Amendment: (i) reduces the aggregate commitments under the bank credit facility to a maximum amount of $75 million; (ii)

decreases the minimum Consolidated EBITDA (as defined in the bank credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring the Company to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting the Company from borrowing under the bank credit facility to purchase its senior secured notes at any time when the total amount outstanding under the bank credit facility is $65 million or more.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1932, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on November 14, 2011.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Robert L. Boughner
Robert L. Boughner
President and Chief Operating Officer Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Principal Financial Officer and Principal Accounting Officer

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.