Form 10-K
period 2011-12-31
Marina District Finance Company, Inc.
filed 2012-03-30
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-173275

Marina District Finance Company, Inc.
(Exact name of company as specified in its charter)

New Jersey	22-3767829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Borgata Way, Atlantic City, NJ 08401
(Address of principal executive offices) (Zip Code)
(609) 317-1000
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. All of the common equity interests of Marina District Finance Company, Inc. are held by Marina District Development Company, LLC. All of the common equity interests of Marina District Development Company, LLC are held by Marina District Development Holding Company, LLC.

MARINA DISTRICT FINANCE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	Business.
Overview
Unless otherwise indicated, all historical financial information in this Annual Report on Form 10-K is information regarding Marina District Development Company LLC ("MDDC"), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC. MDDC has fully and unconditionally guaranteed MDFC's securities; and accordingly, the consolidated financial statements of MDDC (as parent) are included herein. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.

MDDC developed, owns and operates Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. We believe no other Atlantic City property offers the quality and breadth of non-gaming amenities and best-in-class gaming operations as Borgata. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites comprised of 1,969 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Borgata features six fine-dining restaurants with acclaimed chefs including Bobby Flay, Michael Mina, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 16 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Borgata was master-planned with ease of access and designed as a single-level casino floor with appealing design elements, creating an immediate sense of excitement upon entrance, heightened by the placement of multiple food and beverage outlets on the casino floor itself. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.
Borgata initially opened with an investment of approximately $1.1 billion. Since opening, we have completed two major capital investments to expand the facility. In July 2006, we opened the public space expansion on the north side of the property, an approximate $200 million project that expanded the public areas to include additional gaming positions, food and beverage outlets, a second nightclub, a new poker room that became the largest in the Atlantic City market, and a simulcast race book. In June 2008, The Water Club, a $450 million, 43-story, 798-room hotel expansion project, opened. In addition to the hotel, the rooms expansion included an additional spa and five pools, additional meeting and retail space, a new parking structure and a separate porte-cochere and front desk. During the year ended December 31, 2010, we completed renovations to the casino floor, the renovation and refurbishment of all of the Fiore suites, and we began room refurbishment at the Borgata hotel. And, during the year ended December 31, 2011, we have continued the renovation of the Borgata hotel, and expect all rooms to be completed by June 2012.
Our facility has been well maintained since opening, with over $177 million of additional capital expenditures beyond the public space expansion and the rooms expansion, resulting in a total investment since inception of over $1.9 billion.
Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly-owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM Resorts International (“MGM”). As discussed further below under Regulatory Developments, on March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in Marina District Development Holding Co., LLC, MDDC’s parent holding company (“MDDHC”), and certain land leased to MDDC into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third party in connection with MGM’s settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). BAC has a right of first refusal on any sale of the MGM Interest. As managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations.
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has been operating for approximately 36 years. Boyd owns and operates 16 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana. Borgata contributed approximately 19% to Boyd's operating income for the year ended December 31, 2011, which we believe demonstrates the importance of Borgata to Boyd's operations and the corresponding focus and dedication committed by Boyd's management team to Borgata.
General Business Developments
Significant developments historically affecting our business are as follows:

•	During the year ended December 31, 2011, we continued the $50 million project to renovate and refurbish all rooms at Borgata, which includes new paint and wall treatments, replacement of furniture and fixtures, flat panel televisions, resurfacing of floors, tiles and surrounds and other improvements. We expect all rooms to be completed by June 2012;

•
During the year ended December 31, 2011, our operations were significantly impacted due to a closure of the property for three days in August 2011, which was mandated by civil authorities and the Division of Gaming Enforcement, as Hurricane Irene approached the New Jersey coastline. The property did not suffer any damage; however, the closure of the property and cancellation of scheduled concerts and events, on a normally busy August weekend resulted in lost revenues and operating income;

•
During the year ended December 31, 2010, we completed a $4 million renovation to the casino floor, which included the removal of approximately 470 slot machines to create a more efficient and spacious layout for our gaming customers, the installation of 175 new slot machines and re-theming of 247 slot machines. We also completed the renovation and refurbishment of all of the Fiore suites, which consisted of new paint and wall treatment, replacement of furniture and fixtures (including the installation of a large flat panel television in each suite), resurfacing of marble floors and tiles and other renovation work;

•
On August 6, 2010, MDFC, issued $400 million of 9.50% senior secured notes due 2015 and $400 million of 9.875% senior secured notes due 2018 in a private placement to institutional buyers and entered into a new $150 million payment priority secured revolving credit facility (the "former credit facility"). We received gross proceeds of $800 million upon issuance of the senior secured notes, which along with the $75 million drawn from the former credit facility upon closing of the transaction, were used, in part, to pay off in full and terminate our former credit facility and to make a one-time distribution of approximately $240 million to the BAC and MAC (together, the "Joint Venture Partners");

•
As discussed above, on March 24, 2010, MAC transferred the MGM Interest and certain land leased to MDDC into the Divestiture Trust, for sale to a third party in connection with MGM’s settlement agreement with the NJDGE. BAC has a right of first refusal on any sale of the MGM Interest. As managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations. Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its participating rights in our operations, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements;

•
Adverse weather conditions had a damaging effect on operations during January and February 2010. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat in the second quarter 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property;

•
The Water Club, Atlantic City’s first boutique-lifestyle hotel, opened in June 2008. The Water Club combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 798 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools—indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss, Just Cavalli and Hearts on Fire, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open everyday of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May;

•
On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40 million with our insurance carrier that was $11.3 million in excess of the value of assets damaged and destroyed by the fire, and resulted in the recognition of a $28.7 million gain during the year ended December 31, 2009.

Our Strengths
Since inception, Borgata has been designed and has performed as the leading property and premier gaming facility in the Atlantic City market.

Premier Destination Resort in Atlantic City
With over 160,000 square feet of gaming space, 2,767 hotel rooms and a broad array of dining, retail, meeting space and entertainment offerings, we believe Borgata is the premier destination resort in Atlantic City. Our high-end, yet accessible, approach to the market has allowed us to capture a leading share of the Atlantic City gaming and non-gaming market. We have consistently been the market leader in Atlantic City based on total gaming revenue, holding the number one position in each year since 2005, and have maintained the leading market share in non-gaming revenue as well. Built in 2003, Borgata is the newest facility in the Atlantic City market with the average age of competing properties being 29 years. Including The Water Club, we have invested approximately $2.1 billion in Borgata.
Dominant Market Leader in Gaming Operations
We have led the Atlantic City market in total gaming revenue market share every year since 2005. In addition, our market share has increased every year since opening. In 2004, the first full year of operations, we achieved a market share of 13.2% of total casino wins. For the year ended December 31, 2011, Borgata achieved a market share of 19.7% of total casino wins, including a market share of 21.6% and 18.4% of total table wins and total slot wins for such period, respectively. For the same time period, we recorded a 49.6% table game wins fair share premium (excluding poker tables) and a 44.8% slot wins fair share premium relative to the Atlantic City market. A summary of key gaming terms is set forth below under the caption "Industry and Market Data; Certain Industry Terms."

Superior Performance in Non-Gaming Revenue
We believe that no other casino in the Atlantic City market offers the quality and breadth of non-gaming amenities as Borgata. For the year ended December 31, 2011, Borgata's average daily rate ("ADR") was $134 per night, with an above average occupancy rate of 85.7%. In addition, for the nine months ended September 30, 2011 (the date of the most recent publicly available information for Atlantic City casino hotels other than Borgata), we ranked number one among the 11 casino hotels in Atlantic City in terms of total room and food and beverage revenues, capturing 22.6% and 26.4% of the market, respectively. Since inception through the quarter ended September 30, 2011, our non-gaming revenue, as a percentage of total net revenues, has consistently exceeded the Atlantic City industry average.
Strong Sponsorship and Experienced Management Team
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has been operating for approximately 36 years. Boyd owns and operates 16 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana and Indiana.
Our Strategy
Our strategy is to capitalize on our high quality facilities and diverse array of gaming, dining, retail and entertainment options to effectively compete in the Atlantic City market and with our other regional competitors. We believe Borgata's fun, upscale and superior design, along with our high quality and breadth of gaming and non-gaming amenities, have allowed us to capture a leading share of the Atlantic City gaming market. Our casino features spacious gaming floors that are operationally efficient and has the greatest number of gaming positions by property in the Atlantic City market as of December 31, 2011.
Capitalize on Large and Underpenetrated Market with Strong Demographics
The Atlantic City gaming market is the second largest gaming market in the United States, attracting more than 30 million visitors annually and generating approximately $3.3 billion in gaming revenue for the year ended December 31, 2011. The Atlantic City market primarily serves the densely populated New York-to-Washington, D.C. corridor, which includes major cities in New Jersey, Connecticut, New York, Pennsylvania, Maryland and Delaware, and has nearly 30 million adults living within a three-hour driving radius with an average household income significantly above the national average. Based on general industry data, we believe over 85% of adults in Atlantic City's primary feeder market are presently not visiting Atlantic City, creating potential upside for the market and destinations like Borgata that can provide a wide array of amenities that nearby jurisdictions currently do not offer.
Capitalize on Our Superior Location and Easy Accessibility
We believe our location offers several advantages, which we seek to exploit. Borgata is the first casino to be located upon arrival at Renaissance Pointe and is approximately a quarter mile away from its nearest competitors, the Harrah's Resort Atlantic City and Golden Nugget. The Atlantic City Expressway Connector provides quick access to Borgata, making it one of the most easily accessible properties in the Atlantic City market. The Atlantic City Expressway Connector, completed in the summer of 2001, offers guests a four-lane road to Renaissance Pointe and eliminates all but one occasional traffic stop from the Atlantic City Expressway. This advantage is significant as motorists are able to reach Borgata before its competitors and without the delays associated with driving to competing casinos. This is especially crucial during the summer months, when traffic along the main thruways (Arctic, Atlantic and Pacific Avenues) to the Boardwalk properties is heaviest. Upon exiting the Atlantic City Expressway at the Borgata exit, the Borgata Loop provides quick and direct access to valet and parking garages for Borgata. In addition, Borgata is highly visible from the Atlantic City Expressway, the primary roadway serving Atlantic City, which helps draw immediate brand awareness.
Provide Superior Product to the Market
We regularly evaluate additional improvements, renovations and development projects as we seek to continue to compete effectively with future development projects and expansion activities by our competitors. In particular, we completed the process of renovating and refurbishing all of the Fiore suites at the Borgata hotel in 2010 and plan to complete the renovation and refurbishment of all remaining rooms at the Borgata hotel by June 2012. In addition, we continue to maintain the most up-to-date gaming floor in Atlantic City with the latest technology designed to provide customers with a personalized and enjoyable entertainment experience, as well as to increase the operating efficiency of our facility. We incurred $6.1 million in capital expenditures for our gaming floor in 2011 as part of our efforts to keep the gaming floor up-to-date. We believe maintaining our property as the premier destination in the Atlantic City market has contributed to our success in the past and will be important to our success in the future.
Emphasize Slot Revenues, the Most Consistently Profitable Segment of the Gaming Industry, while also Seeking to Maximize Table Game and Poker Room Revenues
We ranked number one among the 11 Atlantic City hotel casinos in terms of slot wins and table wins for the year ended December 31, 2011, earning $430.4 million in slot wins, or 18.4% of the total slot wins in the Atlantic City market, and $198.6 million in table wins, or 21.6% of the total table wins in the Atlantic City market. In addition, since the opening of our poker room (the largest in Atlantic City), we are the leader in poker win and have captured 42.5% of total poker win in the Atlantic City market for the year ended December 31, 2011. Our continued success will depend significantly upon our ability to continue to attract players to our slot machines, table games and poker room, including through our marketing and promotional efforts. While the focus on slot marketing remains competitive, we also market aggressively towards table game customers.
Capitalize on Our Non-Gaming Businesses
We seek to maximize non-gaming revenues by offering our customers a host of amenities and entertainment offerings. We believe the quality and diversity of our dining, entertainment, spa and retail facilities have contributed to making Borgata a destination resort rather than a day trip casino. Borgata's standard hotel rooms are well-appointed, featuring floor-to-ceiling windows, comfortable custom-made mattresses, Egyptian cotton bed and bath sheets and large bathrooms with marble floors, granite countertops, oversized glass-enclosed showers and private commode rooms. Our customers can select from a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. We also offer many entertainment options designed to enrich the overall resort and gaming experience and attract customers to our facilities. Borgata's Events Center, which can accommodate up to 3,500 people, and The Music Box, which seats approximately 950, host concerts and headliner entertainment throughout the year. Guests can also relax and unwind at Borgata's 54,000 square foot Spa Toccare or at the Immersion Spa, a more intimate European spa located on the 32nd and 33rd floors of The Water Club. The resort also features meeting rooms with flexibility to arrange accommodations to suit most occasions-whether hosting a meeting of 30 business executives, a general session for 3,000 or a gala dinner.
Increase Customer Retention and Acquisition
Our core strategy is to position Borgata as a customer-friendly destination that will expand our brand awareness and leverage our strong loyalty card program. Our marketing and promotional programs serve an important role, especially in the current economic downturn, in helping us retain existing customers, maintain trip frequency and acquire new customers. We offer our guests comprehensive, competitive and targeted marketing and promotion programs. Our “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access of account balances and other program information. From time to time, we offer other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers and prospective customers who have not yet visited Borgata, and mid-week and other promotional activities that seek to generate visits to Borgata during slower periods. Unlike some of our competitors, our promotional slot dollars are restricted and can only be redeemed for slot play and may not be cashed out. Comp dollars and other rewards generally can only be redeemed at our restaurants, retail and spa facilities. In addition, we strive to differentiate our casino with high-quality guest service to further enhance our overall brand and customer experience to position Borgata as the must visit property in Atlantic City.
We maintain a database of nearly 3.1 million customers enrolled in “My Borgata Rewards,” which we use to support our marketing efforts. Based on data collected as of December 31, 2011, approximately 81% and 89% of all slot and table play is rated, respectively. Our customer database allows us to target our marketing efforts to specific demographics, such as by age or location. As of December 31, 2011, approximately 61% of our customers are between the ages of 21 and 54, with approximately 82% residing in the New Jersey, New York and Pennsylvania region. To target this demographic, in 2009 we launched a nightlife rewards program that offers incentives and rewards based on customer spending at our nightlife venues.
Actively Manage Expenses
As a result of the economic downturn, we have taken steps to streamline our operational expenses and realign our operating structure to appropriately function within current business volumes during the economic downturn. Specifically, we have been able to significantly reduce operating expenses by electing not to accept guests at The Water Club hotel generally during the mid-week period from November through May. This gives us the flexibility of operating a single hotel rather than two separate properties to adjust to decreased demand during the non-peak seasons due to the continued weakness in the economy. The Water Club hotel is open every day of the week during the summer peak season of June to October, and is fully operational during the weekends from Friday to Monday from November through May. In addition, we have undertaken other cost management efforts to operate more efficiently, including a reduction in payroll expenses and adjusting the availability of our other amenities, such as the operating days for certain restaurants, to match demand.
Our Property
Casino Overview
Borgata offers a 160,000 square foot casino containing approximately 3,475 slot machines, 184 table games, 75 live poker tables and a simulcast race book facility. Table games include blackjack, craps, roulette, baccarat, pai gow, novelty games, sic bo and other games. Our poker program continues to gain momentum with The Borgata Poker Open, a four-part major tournament series, monthly signature events and daily tournaments in the casino's poker room. Unlike several other properties in Atlantic City, our casino is contiguous and encompasses the majority of the property's first floor. This design provides a more fluid, Las Vegas-style gaming environment. In addition, this layout is more efficient from an operations standpoint as oversight and game layout is easier to manage when gaming activities are conducted in contiguous areas. Borgata is the first casino to be designed under the more user-friendly regulations governing casino design in Atlantic City. Management believes that those regulatory changes have benefited our casino's design by improving the traffic flow in the casino, reducing the amount of exits required and allowing restaurants and entertainment venues to be directly adjacent to the casino floor.
During the year ended December 31, 2011, we incurred $6.1 million in capital expenditures for our gaming floor in 2011 as part of our efforts to keep the gaming floor up-to-date.
During the year ended December 31, 2010, we completed a $4 million renovation to our slot floor. The renovation consisted of removing approximately 470 slot machines to create a more efficient and spacious layout for our gaming customers. In addition, as part of the renovation, we installed 175 new slot machines and rethemed 247 slot machines.
Borgata Hotel Overview
Featuring a Las Vegas-style layout, the Borgata hotel's 1,969 guest rooms and suites include six tiers of accommodations: 1,565 Classic Rooms (each with 445 square feet); 312 Fiore Suites (each with 695 square feet); 8 Studio Suites (each with 795 square feet); 39 Opus Suites (each with 1,010 square feet); 39 Piatto Suites (each with 1,455 square feet); 4 Quadri Suites (each with 2,670 square feet); and two Residences (each with an average of 5,000 square feet). Stylish amenities, including floor-to-ceiling windows, Egyptian cotton bed and bath sheets, comfortable custom-made mattresses, large bathrooms with granite countertops and marble walls and floors, oversized glass-enclosed showers with therapeutic showerheads and body sprays and high-speed internet access and three phones each with dual lines, are included in each suite and room in the hotel.
As part of our efforts to maintain and enhance Borgata as the premier destination in Atlantic City, in 2010 we completed a $4.4 million capital improvement project to renovate each Fiore suite at the Borgata hotel, which renovation included new paint and wall treatment, replacement of furniture and fixtures (including the installation of a large flat panel television in each suite), resurfacing of marble floors and tiles and other renovation work. We also began an additional $50 million capital improvement project to renovate the remaining rooms at the Borgata hotel with the anticipation that by June 2012, all rooms at the Borgata hotel will have been completely renovated and refurbished.
The Water Club
Atlantic City's first boutique-lifestyle hotel combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 798 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools-indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss, Just Cavalli and Hearts on Fire, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open everyday of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May.
Dining Options
Borgata offers a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. The food and beverage product was designed to be a key feature of the property and we believe the layout provides for efficient operations in both the slower winter months and peak summer season. Our six fine dining restaurants bring a world of culinary experiences to Atlantic City. These restaurants consist of:

•	Old Homestead Steak House: The venerable New York City landmark makes its second home at Borgata, featuring its legendary steakhouse menu, served in a warm, contemporary atmosphere.

•	Izakaya: A modern Japanese pub serving sushi, sake and robatayaki in a sensual, yet contemporary atmosphere by celebrated chef Michael Schulson.

•
Bobby Flay Steak: Food Network personality and chef, Bobby Flay, puts his avant-garde touch on the classic, steakhouse fare, served in an environment that fuses sleek, modern design elements with natural materials such as leather, cast glass and hewn woods.

•
SEABLUE: Celebrated chef Michael Mina makes his East Coast and Atlantic City debut with SEABLUE, a restaurant that combines technology and design elements with Mina's signature and acclaimed approach to seafood.

•
Wolfgang Puck American Grille: Celebrated chef Wolfgang Puck, with his namesake Wolfgang Puck American Grille, offers contemporary American cuisine in two distinctive dining areas ranging from casual and relaxed to elegant and upscale.

•	Fornelletto Cucino & Wine Bar: A casual fine dining concept by celebrated chef Stephen Kalt that offers guests the comfort and culinary pleasures found in the Southern regions of Italy.
Other dining establishments include The Metropolitan Café, the Borgata Buffet, Noodles of the World (N.O.W.), Amphora, Bread and Butter and the Sunroom located at The Water Club. Our customers can also grab a quick bite to eat at our multi-concept quick service dining facility known as the Cafeteria, which features fast dining alternatives such as Ben & Jerry's, Panda Express, Hibachi San, Villa Pizza, Fatburger, Lettuce Heads and Tony Luke's. We believe the diverse array of dining options that Borgata offers has been well received by the market and is an important factor in making Borgata a destination resort rather than a day trip casino.
MDDC owns and operates each of the restaurants at Borgata, except for Starbucks coffee and five of the seven quick dining establishments located in the Cafeteria. These dining establishments are operated under lease agreements entered into by MDDC with third party lessees for specified terms. The lease agreements generally provide for a minimum base rent amount plus additional rent based on a percentage of gross sales. The dining establishments, Lettuce Heads and Tony Luke's, in the Cafeteria are owned and operated by MDDC.
In addition, MDDC has entered into restaurant management agreements with the operators of our six fine dining restaurants. Under the terms of these agreements, each restaurant operator is generally responsible for the day-to-day management and oversight of the restaurant's operations. As the owner, MDDC is responsible for all expenses of constructing, opening, operating, furnishing, supplying, marketing, repairing and maintaining each restaurant. In exchange for services rendered under the restaurant management agreement, each restaurant operator is entitled to a management fee, consisting of a base fee equal to a percentage of gross restaurant sales (as defined in the respective management agreements) plus an incentive fee equal to a percentage of net restaurant profits (as defined in the respective management agreements). Additionally, the restaurant management agreements with the operators of Izakaya, Bobby Flay Steak, SEABLUE and Fornelletto provide for a minimum guaranteed management fee. Unless terminated sooner in accordance with its terms, each restaurant management agreement expires 120 months after the date of the restaurant's opening, except that the restaurant management agreements with Izakaya and Fornelletto expire 60 months after the opening of Izakaya and Fornelletto, respectively. MDDC also has the option to extend the initial term of the restaurant management agreements with the operators of Old Homestead Steakhouse, Izakaya and Fornelletto for an additional five-year period.
Entertainment and Nightlife
Borgata offers its customers two entertainment venues designed to enrich the overall resort and gaming experience and to attract customers to the casino. Accessed by elevator and escalator from the casino, Borgata's Events Center presents concerts and headliner entertainment throughout the year. The facility can accommodate approximately 2,400 people on both flat floor and stadium style raised seating platforms and up to 3,500 people for a standing show. The venue features premium audio-visual equipment, special effect lighting and a theater-quality sound system. The Events Center, which has been host to musical talents such as Pearl Jam, Gwen Stefani, Sting, Carly Simon, Kelly Clarkson, Aerosmith and Lenny Kravitz, is also utilized for in-house casino and slot marketing events and seats approximately 1,800 persons for banquet service. Borgata also offers an intimate entertainment venue, The Music Box, which seats approximately 950 people for live music, comedians and other entertainment and is home to Borgata's nightly Comedy Club. The Music Box has been host to a variety of talented performers, including Jackson Brown, Kathy Griffin, Jewel, Franki Valli and Lewis Black.
In addition to these two entertainment venues, live bands and club DJ mix music can be found at four nightlife hotspots. With a variety of original nightlife concepts under one roof, including Gypsy Bar (a rock and tequila bar), B Bar, Long Bar, MIXX (a nightclub), and mur.mur (an intimate ultra lounge experience with celebrity guest DJs), these hot spots offer guests the ultimate sense of nightlife escapism.
Spa Facilities
A European-style, 54,000 square foot spa and related facilities, Spa Toccare, located at the Borgata hotel, complete with salon, fitness center and barbershop, is the place to relax and escape in Atlantic City. Spa Toccare offers an extensive menu of rejuvenating treatments, while guests seeking a relaxing respite can find it at Spa Toccare's indoor pool and outdoor gardens.
Guests can also relax and unwind at the Immersion Spa, a more intimate European spa located on the 32nd and 33rd floors of The Water Club, high above Atlantic City, with peerless ocean and skyline views. The spa features, among other amenities, 360 degrees of floor-to-ceiling water views, a 25-yard lap pool, 16 experience rooms, state-of-the-art fitness center, extensive treatment options and a gourmet spa menu.
Retail
To round out the array of amenities are 10 boutiques and shops located at Borgata, and an additional six boutiques and shops located at The Water Club. The stylish shopping spots offer men's, women's and children's fashions, gifts, toys, retail wine, housewares and absolute essentials. Shopping boutiques at Borgata and The Water Club include:

•	Whim: Offers electronics and distinctive gift ideas.

•	Misura: Features men's apparel, accessories, furnishings and gifts.

•	Carina: Features women's apparel, accessories and gifts.

•	Borgata Collections: Borgata Brandwear, fine gifts and sundries.

•	Borgata Jewels: Fine jewelry and timepieces.

•	Borgata & Co.: Fine cigars, fine chocolates and other delicious indulgences.

•	Ciao!: Souvenirs and last minute gift shopping.

•	Essentials: Gifts, sundries and other convenience items.

•	Hugo Boss: Features fine menswear from designer Hugo Boss.

•	Just Cavalli: Features denim products including jeans and jackets, savvy t-shirts, and a sassy accessory line from designer Roberto Cavalli.

•	Hearts On Fire: Jewelry store featuring the Hearts On Fire diamond.

•	Fixation: A shoe store.

•	Borgata Employee Store: A store for our employees.

•	Bambino: A children's store.

•	Cameo: Small gifts and toiletries.

•	Vintage: A retail wine store.
MDDC owns and operates Whim, Vintage, Just Cavalli, Fixation and Cameo and leases the remaining retail outlets to third parties under lease agreements, including a lease agreement with The Marshall Retail Group, LLC, a subsidiary of Marshall Hotels and Resorts, Inc., a national hotel management company. Under the terms of the lease agreement, Marshall Management AC, LLC leases and operates the retail stores Misura, Carina, Borgata Collections, Borgata & Co., Borgata Employee Store, Bambino, Ciao! and Essentials.
Meeting Spaces
Whether planning a meeting of 30 business executives, a general session for 3,000 or a gala dinner, Borgata has the resources and production knowledge to make the event happen. Borgata has the flexibility to arrange accommodations to suit many occasions. Borgata's meeting space is equipped to accommodate speakerphones, data ports, high-speed internet access, and advanced audio-visual equipment. A total of 70,000 square feet of divisible meeting space is available at the Borgata hotel, featuring the following options:

•	One 13,500 square foot meeting venue;

•	Three 4,200 square foot meeting rooms;

•	Four 1,250 square foot meeting rooms;

•	Two 600 square foot boardrooms; and

•	Indoor pool and outside garden area.
The meeting space features built-in lighting systems and media-rich video and sound systems. An additional 18,000 square feet of meeting space is available at The Water Club.
Parking
Borgata offers over 8,200 parking spaces, which include self-park spaces, valet spaces, and employee parking spaces, which ranks Borgata number one in the market in terms of capacity, well above the majority of the competition. In addition, ingress and egress from the resort is more typical of a Las Vegas style-resort with a spacious pavilion as opposed to the typical Atlantic City property where the resort entrance is on a public through-way. The self-parking garage features speed ramps to enable the arriving guests to secure a parking space quickly. Guests who choose valet parking will arrive via a six-lane porte cochère. Valet departures are separated on a lower level from all arriving guests to avoid cross traffic and to speed service for both arriving and departing guests. Borgata valet differs from all other Atlantic City casinos in that the valet parking spaces are conveniently located below the casino floor and do not require using city streets. This results in substantially better and more efficient valet parking service. Guests checking in to The Water Club follow a dedicated roadway leading to an underground carport where they will be greeted by a valet attendant, checked-in and directed to a short escalator ride to the hotel lobby. Departing guests from The Water Club utilize a separate carport for departures which minimizes traffic and maximizes safety.

Our Market
Atlantic City Gaming Market Overview
The Atlantic City gaming market is the second largest gaming market in the United States with approximately $3.3 billion in gross gaming revenue for the year ended December 31, 2011. There are currently 11 hotel casinos in the market, with Borgata being the newest facility. The average age of the competing properties is over 29 years old. The Atlantic City gaming market primarily serves the densely populated New York-to-Washington, D.C. corridor and draws customers primarily within a three-hour driving distance, which includes major cities in New Jersey, Connecticut, New York, Pennsylvania, Maryland and Delaware. The nearly 30 million adults that currently reside in our primary market have an average household income above the national average. Atlantic City attracted over 29 million visitors during 2010 and enjoys a stable regulatory environment with a lower gaming tax rate (9.25%) than other nearby jurisdictions.
As of December 31, 2011, the 11 hotel casinos in Atlantic City had 27,048 slot machines, 1,273 table games and 306 poker tables. As of September 30, 2011, the 11 hotel casinos had a total of 17,029 guest rooms. The average occupancy rate and ADR for the nine months ended September 30, 2011 were 84.5% and $100.31 respectively. For the year ended December 31, 2011, Borgata's average occupancy rate and ADR were 85.7% and $134, respectively. Borgata continues to be the market leader with a market share of 19.7% of total casino wins, consisting of a 18.4% market share of total slot wins and 21.6% market share of total table wins for the year ended December 31, 2011. We achieved a 28.1% premium in ADR relative to our nearest competitor for the nine months ended September 30, 2011. In addition, Borgata had one of the highest slot and table game win-per-unit-per-day in the entire northeast gaming region in the year ended December 31, 2011.
The following table summarizes the existing hotel casinos in Atlantic City as of December 31, 2011.

Hotel Casino	Year Built	Casino Floor (Sq. ft.)	Casino Wins (mm)(1)	Slots	Tables(2)	Poker Tables (4)	Hotel Rooms(3)	Hotel Occupancy(3)	ADR(3)
Borgata	2003	160,287	$654	3,475	184	75	2,767	87.9%	$134
Trump Taj Mahal	1990	161,722	350	2,721	133	54	2,010	79.7%	93
Showboat	1987	139,540	259	2,604	88	24	1,331	86.9%	95
Golden Nugget	1985	78,535	125	1,454	54	20	728	72.6%	86
Trump Plaza	1984	86,923	137	1,688	71	—	906	79.4%	94
Tropicana	1981	138,130	277	2,660	113	27	2,078	83.6%	105
ACH	1980	75,416	143	1,838	84	8	809	65.8%	67
Harrah's	1980	177,570	440	2,872	130	40	2,590	87.5%	99
Bally's	1979	176,602	379	3,268	180	26	1,727	93%	87
Caesars	1979	140,775	405	2,343	147	32	1,141	94.3%	102
Resorts	1978	99,030	154	2,125	89	—	942	77.2%	71
Total		1,434,530	$3,323	27,048	1,273	306	17,029	84.5%	$100.31
 _________________________

Source: New Jersey Division of Gaming Enforcement and company websites.

(1)	Reflects casino wins for the year ended December 31, 2011.

(2)	Excludes poker.

(3)	Hotel rooms, hotel occupancy and ADR as of September 30, 2011 (latest published information).

(4)	Poker Tables, other than Borgata, are listed at their licensed number of units.

Atlantic City Market Performance
The Atlantic City market has been substantially impacted by the national recession, which began in December 2007, and continuing weak economic conditions in the United States and elsewhere. As a result of the weak economy, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which has had, and continues to have, an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, to 33.3 million in 2007, to 31.8 million in 2008, to 30.4 million in 2009 and to 29.3 million in 2010. As national and local economic conditions began to worsen and competitive pressures intensified, a more significant drop in visitors occurred in 2008 and 2009, with 31.8 million visitors in 2008 and 30.4 million visitors in 2009, or a decrease of approximately 8.9% and 13.0% from the 2005 peak, respectively.
According to the South Jersey Transportation Authority, in 2010, approximately 84.1% of Atlantic City visitors traveled by automobile, 12.6% by charter bus, 1.6% by transit bus, 1.0% by air and 0.7% by rail. The average daily traffic eastbound on the Atlantic City Expressway, White Horse Pike and Black Horse Pike totaled 69,548 automobiles, which translates to 24.7 million cars annually.
To cope with the current difficult economic period, we have focused on managing our operating margins and targeted several initiatives that we believe will enhance our ongoing efforts to retain existing customers, maintain trip frequency and acquire new customers. These efforts and initiatives are discussed under “Business Summary-Our Strategy.”
Although economic conditions remain weak, we have maintained our number one ranking in terms of total casino wins among the 11 hotel casino properties operating in Atlantic City since 2005. The following tables rank the 11 Atlantic City casinos by total casino wins, by slot wins and by table wins for the year ended December 31, 2011. Borgata represents approximately 13.8% of the total gaming positions in the Atlantic City market and generated approximately 19.7% of the total casino wins for the year ended December 31, 2011 ($ in thousands).

Casino	Casino Win(1)	Market %	Casino	Slot Win	Market %	Casino	Table Win	Market %
1. Borgata	$654,240	19.7%	1. Borgata	$430,412	18.4%	1. Borgata	$198,622	21.6%
2. Harrah's	440,394	13.3%	2. Harrah's	345,375	14.7%	2. Caesars	158,382	17.2%
3. Bally's AC	379,233	11.4%	3. Bally's AC	264,441	11.3%	3. Bally's AC	110,100	12.0%
4. Caesars	405,149	12.2%	4. Trump Taj Mahal	228,837	9.8%	4. Trump Taj Mahal	110,103	12.0%
5. Trump Taj Mahal	349,422	10.5%	5. Caesars	241,776	10.3%	5. Harrah's	88,239	9.6%
6. Tropicana	277,153	8.3%	6. Showboat	212,569	9.1%	6. Tropicana	80,345	8.7%
7. Showboat	258,719	7.8%	7. Tropicana	191,905	8.2%	7. Trump Plaza	35,636	3.9%
8. Trump Plaza	136,739	4.1%	8. Trump Plaza	101,103	4.3%	8. Showboat	43,358	4.7%
9. Resorts	154,218	4.6%	9. Resorts	115,873	4.9%	9. ACH	29,774	3.2%
10. ACH	142,980	4.3%	10. ACH	113,093	4.8%	10. Resorts	38,346	4.2%
11. Golden Nugget	125,194	3.8%	11. Golden Nugget	97,553	4.2%	11. Golden Nugget	27,633	3.0%

Total Market	$3,323,440	100%	Total Market	$2,342,937	100%	Total Market	$920,538	100%

Source: New Jersey Division of Gaming Enforcement.
 (1) Total casino win represents the sum of slot wins and table wins, simulcast wins and keno wins, which are not listed above.
Competition
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses, and may face new competition from new forms of gaming that may be legalized in the future. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry and may further increase competition. Our competitors in our market may have substantially greater financial, marketing and other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us in the future. Although we believe we are currently able to compete effectively, we cannot make assurances that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our market could adversely affect our business, financial condition, results of operations and cash flow.

In recent years, with fewer new markets opening for development, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets.

Atlantic City
The Atlantic City market is highly competitive. Currently, the 11 hotel casinos located in Atlantic City, including Borgata, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. We completed our public space expansion in June 2006 and our room's expansion in June 2008, and continue to reinvest in the property on an annual basis. In 2010 we completed a $4 million renovation to our slot floor and a $4.4 million renovation and refurbishment of our Fiore suites. In 2011, additions included a high-limit players club lounge, a New York style bar; and a wine retail outlet. We also refreshed our poker room, Asian gaming area and high-limit slot area. Additionally, we began a $50.0 million redesign project of Borgata hotel's standard rooms including corridors, elevator landings and high-end suites. Certain of our existing competitors in Atlantic City have also recently completed significant room expansion projects and added other new amenities to their facilities. Landry's Inc. purchased Trump Marina hotel casino in May for $38 million and is rebranding the property as The Golden Nugget. They have commenced a phased renovation project which includes refurbished and rebranded restaurants, bars, retail shops, and hotel rooms in addition to exterior improvements to the building's façade. The total cost of the renovations has been projected at $150 million.

In 2007, Revel Entertainment Group, LLC ("Revel") announced its plan to develop and build a $2.5 billion mega resort located on a 20-acre, oceanfront site next to the Showboat Casino Hotel in Atlantic City. During 2009, Revel announced that it would slow construction on the project until it secured long-term financing. In February 2011, Revel announced it had secured $1.15 billion of financing, from a consortium of banks, which will enable Revel to complete construction of the project. During the first quarter of 2012, Revel announced a phased opening of the resort beginning on April 2, 2012. Initially, Revel will open with 500 hotel rooms, 6 restaurants and the casino. An additional 1,300 rooms, restaurants, retail outlets, nightlife clubs and entertainment venues will be opened over the following six weeks with a grand opening planned for Memorial Day weekend. The Revel project, and other future developments and expansions, could further increase competition and have a material adverse effect on our business and operations if we are unable to compete effectively with such projects.
In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the New Jersey Casino Control Commission ("NJCCC") (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. Competition could significantly increase if a developer acquires MGM's interest in such land and succeeds in developing and opening a competing casino property adjacent to Borgata.

Increased competition also may result from changes to existing gaming regulations. For example, to help spark new investment in Atlantic City, former Atlantic City mayor James Whelan, who is now a state senator, introduced legislation on March 22, 2010 that, among other things, would change the minimum room requirements and size of casino hotels. Instead of 500-room hotels with casinos of at least 60,000 square feet that New Jersey law now requires, developers would be able to build smaller, 20,000 square foot, casinos at hotels with at least 200 rooms under the proposed legislation. A day after the proposed legislation's introduction, a developer announced an agreement to build a $300 million Hard Rock Casino Hotel next to the ACH, a project that is anticipated to take advantage of the proposed legislation. The Hard Rock Casino Hotel project would take over what was then billed as a $1 billion-plus mega-casino tentatively called the Gateway Project. The legislation was passed into law by the governor in January 2011 and will likely result in the development of additional smaller, boutique hotel-casinos in the Atlantic City market, further increasing competition. In addition, competition could further increase if, as has been discussed in the past, the State of New Jersey approves the installation of video lottery terminals ("VLTs") at horse racing facilities in New Jersey.
Other Regional Competitors
The expansion of casino gaming in or near the mid-Atlantic region from which we attract most of our customers, including state law changes expanding gaming in Pennsylvania, New York, Connecticut, Delaware and Maryland as discussed further below, also could have a significant adverse effect on our business, financial condition, results of operations and cash flow. The following table provides information on some of our competitors in Pennsylvania, New York, Connecticut, Maryland and Delaware as of December 31, 2011:

Property	Location	Year Opened	Facility Type	Distance from Borgata	Gaming Revenues Year Ended December 31, 2011(1)	Slots	Tables(2)	Hotel Rooms
Primary Market	(In thousands)
Borgata	Atlantic City, NJ	2003	Casino	N/A	$654,240	3,475	259	2,767
SugarHouse	Philadelphia, PA	2010	Casino	62 miles	277,241	1,602	54	—
Harrah's Chester	Chester, PA	2007	Racino	76 miles	413,484	2,975	121	—
Parx Casino	Philadelphia, PA	2006	Racino	80 miles	583,655	3,534	164	—
Delaware Park	Wilmington, DE	1995	Racino	94 miles	222,948	2,444	87	—
Hollywood Casino - Perryville	Perryville, MD	2010	Racino	112 miles	110,778	1,500	—	—
Dover Downs	Dover, DE	1995	Racino	129 miles	209,716	2,567	62	500
Aqueduct	Queens, NY	2011	Racino	132 miles	89,640	3,784	—	—
Sands Bethlehem	Bethlehem, PA	2009	Casino	134 miles	488,735	3,014	129	300
Yonkers Raceway	Yonkers, NY	2006	Racino	141 miles	643,229	5,380	—	—
Harrington Raceway	Harrington, DE	1996	Racino	149 miles	115,209	1,813	49	—
Mount Airy Casino	Mount Pocono, PA	2007	Casino	164 miles	226,374	2,144	72	188
Pocono Downs	Wilkes-Barre, PA	2006	Racino	176 miles	339,607	2,329	84	—
Penn National	Grantville, PA	2008	Racino	180 miles	314,249	2,470	66	—
Monticello Raceway	Monticello, NY	2004	Racino	205 miles	67,597	1,110	—	—
Mohegan Sun	Uncasville, CT	1996	Tribal casino	260 miles	775,775	6,134	367	1,200
Foxwoods Casino (3)	Mashantucket, CT	1992	Tribal casino	266 miles	715,028	6,334	485	2,230
Total					$6,247,505	52,609	1,999	7,185

Source: State regulatory agencies and company websites.

(1)
Reflects total casino wins for the year ended December 31, 2011, including casino wins from promotional play. Gaming revenues for competitors in Connecticut include only slot revenues (table and poker revenues not publicly available).

(2)	The total number of table units include poker units.

(3)	Includes hotel rooms at Foxwoods Resort & Casino and the MGM Grand at Foxwoods.
Pennsylvania
We face significant competition from casinos in Pennsylvania. Pennsylvania legalized slot machines at race tracks and standalone casinos in 2006. Currently, six racinos and four casinos are in operation. Seven of these properties are located within 180 miles of Borgata-Harrah's Chester in Chester, Parx Casino in Philadelphia, SugarHouse Casino in Philadelphia, Sands Bethlehem in Bethlehem, Mount Airy Casino in Mount Pocono, Pocono Downs in Wilkes-Barre and Penn National in Grantville. These seven properties have a total of 18,068 slot machines as of December 31, 2011 and generated gross slot revenue of $2.6 billion for the year ended December 31, 2011. These facilities are located within one of our major feeder markets and have continually increased their slot promotional giveaways, for which they receive a gross revenue tax deduction, to compete for customers.
Several casino operators in Pennsylvania also have announced new development or expansion plans that could further increase competition:

•
SugarHouse Casino, located in Philadelphia, approximately 70 miles from Borgata, opened a facility in September 2010 with 45,000 feet of gaming space, including 40 table games and 1,602 slot machines. Through December 31, 2011, SugarHouse generated $203 million in gross slot revenue and $74.2 million in table revenue. SugarHouse has announced that it intends to expand its facility with an additional 1,300 slots, expanded dining options, retail space and a 3,000 space, 10-level parking garage by 2013.

•
Valley Forge Casino Resort, approximately 85 miles from Borgata located in Pennsylvania, will open on March 31, 2012. The $132.5 million dollar casino will have 600 slots and 50 tables with the option to add 15 tables for monthly Poker tournaments.

•
In 2011, Sands Casino Resort, approximately 130 miles from Borgata, completed their retail mall and 300 room hotel projects. In November, six retailers opened for business at the high-end bi-level outlet mall and included a Talbot's, DKNY, Lenox, Old Farmer's Almanac General Store, Hartmann Luggage and Nine West. Since that initial opening of six stores, fourteen additional stores opened over a staggered time frame. On February 16, 2012, four more stores opened, Coach Factory, Chico's, Peeps & Co. and Corningware Corelle & More, bringing the total number of stores open to twenty four of the thirty one stores proposed. The Shoppes at Sands is connected to the casino and serves as a bridge to the new hotel. Additionally, the Sands Bethlehem Event Center, is currently under construction and set to open in May 2012.

•
As part of its multi-phase expansion project, Parx Casino, approximately 80 miles from Borgata, opened its 24 table poker room in November 2010, and currently has 60 poker tables. The planned expansion is also expected to result in additional expansion of its gaming floor, additional lounges and restaurants and a 400-room hotel by December 2012.
In addition, in January 2010, table game legislation was signed into Pennsylvania law, which allows up to 250 table games at each of the twelve larger authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the six racinos and three casinos in Pennsylvania in mid-July 2010. When fully operational, the four Philadelphia area locations, including two racinos and two standalone casinos in downtown Philadelphia, could operate up to 20,000 slot machines and 1,000 table games. Currently, the three Philadelphia area locations, including two racinos and one standalone casino have 8,111 slot units and 339 table and poker units. A fourth casino in the Philadelphia region, Foxwoods, has been delayed indefinitely.
Competition from the Pennsylvania area casinos that are currently operational has adversely impacted Atlantic City casinos. We believe that the recently enacted table game legislation and the potential opening of additional casinos could further adversely impact our operations. In particular, convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore could result in fewer customer visits to our property, which could adversely impact our financial condition and operating results.
New York
Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of VLTs at various horse racing facilities in New York. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. New York currently has six tribal casinos and nine racinos. Three racinos, Yonkers Raceway, Aqueduct and Monticello Raceway, are located within approximately 200 miles of Borgata, with a fourth racino, Tioga Downs, located within 275 miles of Borgata. These four facilities had a total of 11,076 VLTs as of December 31, 2011 and generated aggregate gross gaming revenues (inclusive of “subsidized free play”) of $863.3 million for the year ended December 31, 2011. Genting New York LLC, the company selected to operate VLTs at the Aqueduct racetrack in New York City, opened Resorts World New York on October 28, 2011, and through December 2011 generated $89.6 million in slot revenue.

The governor has proposed allowing additional casinos in the state as well as the legalization of live table games. Notably, to approve table games and/or new casinos, two consecutive legislative sessions would have to pass the measure before it could be voted on by New York residents, as the expansion would require a constitutional amendment. The Catskills have been mentioned as a possible new location for a property and several operators have indicated interest in building a casino in the area. Beyond the potential developments in the Catskills, the Shinnecock tribe of Long Island has indicated its interest in developing a casino in Long Island, New York.
Connecticut
We face competition from two tribal casinos in Connecticut, the Mohegan Sun in Uncasville and Foxwoods Casino in Mashantucket. These tribal casinos are located within 270 miles of Borgata and approximately 140 miles from New York City. These tribal casinos had a total of 12,468 slot machines as of December 31, 2011, and generated gross slot revenues of $1.5 billion for the year ended December 31, 2011. As required by their individual memorandum of understanding agreements with the State of Connecticut, the Mohegan Tribe and the Mashantucket Pequot Tribe of Foxwoods make monthly payments to the State of Connecticut based on a portion of the revenues from their slot machines. In 2002, the Mohegan Sun completed a significant expansion to position itself to compete for Atlantic City customers. The expansion included increased gaming, restaurant and retail space, an entertainment arena, a 1,200 room hotel tower and approximately 100,000 square feet of convention space. In 2007 and 2008, Mohegan Sun completed the Sunrise Square and Casino of the Wind components of an expansion project called “Project Horizon,” respectively. In 2008, Foxwoods Casino completed a $700 million expansion to add 825 hotel rooms, a new casino with 1,400 slots and 53 table games, a 4,000 seat concert theater, seven nightclubs and restaurants and a 21,000 square foot luxury spa.
Delaware
We compete with Delaware primarily for gaming customers from the Southern New Jersey, Southern Pennsylvania and Delaware regions. Delaware legalized slot machines in 1994 and is home to three gaming establishments-Delaware Park in Wilmington, Dover Downs in Dover and Harrington Raceway in Harrington-all of which are located within 150 miles of Borgata. These facilities had a total of 6,824 slot machines as of December 31, 2011 and generated gross slot revenues of $547.9 million for the year ended December 31, 2011.
During August 2009, the U.S. Court of Appeals for The Third Circuit declared that a plan to allow sports betting by the State of Delaware violated federal law and that any sports betting at Delaware's three casinos must be limited to three-game or more parlay bets on professional football games. In January 2010, a bill was signed into law that allows table games at each of the three casinos. All three casinos in Delaware commenced operation of table games in May and June of 2010. As of December 31, 2011, the three properties had 121 table games and 77 poker units, which generated $73.9 million in table revenue through December 31, 2011. While our casino currently offers table games, we currently are not permitted to offer sports betting. We believe the introduction of table games and sports betting in Delaware could have an adverse effect on our business. In addition, two proposals have been submitted to the Delaware state legislature for casinos to be located in the southern region of Delaware. The three existing racinos have expressed opposition to the proposals. These proposals, if approved by the Delaware state legislature, and the potential further expansion of gaming in Delaware could further increase competition.
Maryland
Voters in Maryland overwhelmingly approved a November 2008 referendum to legalize 15,000 slot machines at five locations throughout the state. Pursuant to the referendum, Anne Arundel County was approved for 4,750 machines, Cecil County was approved for 2,500 machines along Interstate 95, Baltimore City was approved for 3,750 slots, Worcester County was approved for 2,500 slots, and Rocky Gap State Park was approved for 1,500 machines. Of the five available licenses, three have been awarded to:

•
Maryland Live! Casino near Arundel Mills mall, approximately 180 miles from Borgata, which is on target to open in early June 2012. The first phase of the project would open with between 2,500 and 3,000 slot machines with the rest of the 4,750 to open by the end of 2012.

•	Hollywood Casino Perryville, approximately 100 miles from Borgata, which generated $110.8 million in slot revenue as of December 31, 2011.

•	Ocean Downs, approximately 130 miles from Borgata, which generated $44.9 million in slot revenue as of December 31, 2011.

A bill introduced in the Maryland Senate on February 6, 2012 would allow table games and make it possible for a sixth casino in Prince George's county. The Prince George's casino could be located at Rosecroft Raceway or National Harbor, near the nation's capital.
Massachusetts
The state legislature passed a bill that would allow three stand-alone casinos as well as one racino facility. Under the bill, the state would take bids starting at $85 million for up to three casino licenses. Developers would have to invest at least $500 million in the casino resort, which must include a hotel. Bidding for the slots parlor license would start at $25 million, and developers would be required to invest $125 million in the facility.
Native American Tribes
We also face competition from casino facilities operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming, even if only for limited charity purposes, is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors. In addition, we believe Native American nations have sought or are seeking federal recognition, land and gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, additional casinos built in or near this portion of the United States could have a material adverse effect on the business and operations of our property.

Comparison of Gaming Taxes and Smoking Restrictions
The following table summarizes the gaming taxes and smoking restrictions that are currently in effect in the states of New Jersey, Pennsylvania, New York, Connecticut, Delaware, and Maryland. As reflected below, New Jersey enjoys a lower gaming tax rate (9.25% effective rate) than other nearby jurisdictions and its smoking restrictions are less restrictive than some other nearby jurisdictions that completely ban smoking in casino establishments.

State	Gaming Taxes	Smoking Restrictions
New Jersey	8% tax on gross gaming revenue, plus a community investment alternative obligation of 1.25% of gross gaming revenue in lieu of an investment alternative tax of 2.5% of gross gaming revenues.	Smoking restricted to no more than 25% of the casino floor.
Pennsylvania	55% flat tax on all slot revenues and 16% tax on table revenues that will decrease to 14% in fiscal 2012.	Smoking restricted to no more than 25% of the casino floor, except that the percentage can be increased to 50% if a casino can prove a hardship caused by the ban.
New York	Approximately 70% tax on slot revenue.	Statewide smoking ban passed in April 2003, which includes the state's gaming establishments.
Connecticut	Each tribe must contribute 25% of gross slot machine revenue to the state monthly. If a tribe's contribution falls below $80 million in any year, the contribution rate increases to 30%.	Statewide smoking ban passed in October 2003, but does not apply to either Mohegan Sun or Foxwoods Casino since they both operate on sovereign land.
Delaware	52% flat tax on all gaming revenues.	Smoking ban approved in 2002 that bans smoking in bars, restaurants and casino establishments.
Maryland	Tax rate of 67% on revenue generated from slots and a proposed 33% tax rate on table games.	Smoking prohibited in bars, restaurants and casino establishments.
New Jersey Gaming Regulations
We are subject to extensive regulation under New Jersey gaming laws, rules and supervisory procedures. Casino gaming was approved by statewide referendum in 1976, with casinos restricted to Atlantic City. The legislative intent was to use gambling as a unique tool for urban revitalization of Atlantic City, and to generate revenue to establish new or expanded programs to benefit senior citizens and disabled residents. New Jersey's gaming regulations include the following:

•
Regulation: The state's gaming industry is overseen by the NJCCC, which licenses casinos, gaming related vendors, and employees, and the NJDGE, which issues regulations, investigates and polices the industry. These agencies also have jurisdiction over alcoholic beverage licenses at casinos.

•	Licensing Limits: There is no legislative limit on the number of licensees or machines permitted to be issued to one owner.

•
Taxation: 9.25% effective tax rate, consisting of an 8% tax on gross gaming revenue and a community investment alternative obligation equal to 1.25% of gross gaming revenues, plus additional taxes and fees as further described under Taxes, Fees and Other Charges.

•
Infrastructure Requirements: Gaming was limited to hotels with a minimum of 500 rooms and casinos of at least 60,000 square feet. In January 2011, Governor Chris Christie signed legislation that permits developers to build smaller 20,000 square foot casinos at hotels with at least 200 rooms, which may further increase competition in the Atlantic City market.

•	Gaming: The state permits full-scale class III gaming including all table games and permits pari-mutuel simulcasting.

•	Facility Types: Casinos are limited to land-based properties in Atlantic City.
Qualification Requirements and Waivers for Certain Institutional Investors
As discussed below under Restrictions on Issuance, Ownership and Transfer of Securities, an entity qualifier or intermediary or holding company is required to be qualified by the NJCCC and meet the same basic standards for approval as a casino licensee; provided, however, that Director of the NJDGE, shall have the authority to waive any or all of the qualification requirements for any Corporate officer as defined in the NJ Act, each director and each person who directly or indirectly holds a beneficial interest or ownership interest of 5% or more in such company.

Applicants for and holders of casino licenses shall be required to establish and maintain the qualifications of any financial backer, investor, mortgagee, bondholder, or holders of indentures, notes or other evidences of indebtedness, either in effect or proposed which bears relation to the casino operation or casino hotel premises who holds 25% or more of such financial instruments or evidences of indebtedness; provided however in circumstances of default, any person holding 10% of such financial instruments or evidences of indebtedness shall be required to establish and maintain his qualifications. The director may, in his discretion, require that any other financial backer, investor, mortgagee, bondholder, or holder of indentures, notes or other evidences of indebtedness who does not meet the threshold set forth herein to establish and maintain his qualifications. Banks and licensed lending institutions shall be exempt from any qualification requirements under this act if such bank or licensed lending institution is acting in the ordinary course of business.
An “Institutional Investor” is defined by the Casino Control Act as any:

•	retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees;

•	investment company registered under the Investment Company Act of 1940;

•	collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency;

•	closed end investment trust;

•	chartered or licensed life insurance company or property and casualty insurance company;

•	banking and other chartered or licensed lending institution;

•	investment advisor registered under the Investment Advisers Act of 1940; and

•	such other persons as the NJCCC may determine for reasons consistent with the policies of the Casino Control Act.
An Institutional Investor may be granted a waiver by the NJDGE from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the NJDGE that there is any cause to believe that the Institutional Investor may be found unqualified, on the basis of NJDGE findings that:

•
its holdings were purchased for investment purposes only and, upon request by the NJCCC, it files a certified statement to the effect that is has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and

•
if the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either:

◦	25% or less of the total outstanding debt of the company; or

◦	50% or less of any issue of outstanding debt of the company unless the full issue is in the amount of $150 million or less;

•	the securities are under 25% of the equity securities of a casino licensee's holding or intermediary companies; or

•	if the securities so held exceed such percentages, upon a showing of good cause.
The NJDGE may grant a waiver of qualification to an Institutional Investor holding a higher percentage of such securities upon a showing of good cause and if the conditions specified above are met.
Generally, the NJDGE requires each institutional holder seeking waiver of qualification to execute a certification to the effect that:

•	the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor;

•	the securities are those of a publicly-traded corporation;

•	the holder purchased the securities for investment purposes only and holds them in the ordinary course of business;

•	the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee, or any affiliate; and

•
if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, will provide not less than 30 days' prior notice of such intent and will file with the NJDGE an application for qualification before taking any such action.

If an Institutional Investor changes its investment intent, or if the Gaming Authorities finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application.

Restrictions on Issuance, Ownership and Transfer of Securities
The ownership and operation of casino gaming facilities in New Jersey are subject to the Casino Control Act. In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting of casino licenses;

•	the suitability of the approved hotel facility and the amount of authorized casino space and gaming units;

•	permitted therein;

•	the qualification of natural persons and entities related to the casino licensee;

•	the licensing and registration of employees and vendors of casino licensees;

•	the rules of the games;

•	the selling and redeeming of gaming chips;

•	the granting and duration of credit and the enforceability of gaming debts;

•	the management control procedures, accountability, and cash control methods and reports to gaming agencies;

•	the security standards;

•	the manufacture and distribution of gaming equipment;

•	the equal opportunity for employees and casino operators, contractors of casino facilities, and others;

•	advertising and entertainment; and

•	alcoholic beverages.
The Gaming Authorities are empowered under the Casino Control Act to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.
No casino hotel facility may operate unless the appropriate license and approvals are obtained from the Gaming Authorities, which have broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are nontransferable. The qualification criteria with respect to the holder of a casino license include the following:

•	its financial stability, integrity and responsibility;

•	the integrity and adequacy of its financial resources which bear any relation to the casino project;

•	its good character, honesty, and integrity; and

•	the sufficiency of its business ability and casino experience to establish the likelihood of creation and maintenance of a successful, efficient casino operation.
To be considered financially stable, a licensee must demonstrate the following abilities:

•	to pay winning wagers when due;

•	to achieve a gross operating profit;

•	to pay all local, state, and federal taxes when due;

•	to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and

•	to pay, exchange, refinance or extend debts which will mature and become due and payable during the license term.
The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of an entity that holds a casino license or is an entity qualifier, subsidiary, or holding company of a casino licensee (each, a "Regulated Company"), and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, stocks, bonds, mortgages, debentures, security agreements, notes, warrants, options and rights, and any disposition shall be effective five business days after the NJCCC receives notice of such disposition, unless within the five business day period, the commission disapproves of such disposition.
If the Gaming Authorities find that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the Gaming Authorities have the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities; provided, however, if the Gaming Authorities also find that: (1) we have complied with the Gaming Laws; (2) we have made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the NJCCC or NJDGE requiring divestiture; and (3) such disqualified holder does not have the ability to control us or to elect one or more members of the board of directors, no action may be taken against us with respect to the continued ownership of the security interest by the disqualified holder. If a holder is found unqualified, it is unlawful for the holder:

•	to exercise, directly or through any trustee or nominee, any right conferred by such securities; or

•	to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.
With respect to non-publicly-traded securities, the Casino Control Act requires that the corporate charter or partnership agreement of a Regulated Company establish:

•	a right of prior approval with regard to transfers of securities, shares and other interests; and

•
an absolute right in the Regulated Company to repurchase at the market price or the purchase price, which-ever is the lesser, any such security, share, or other interest in the event that the Gaming Authorities disapprove a transfer.

With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified, such holder shall dispose of such securities.
Whenever any person enters into a contract to transfer any property which relates to an on-going casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the Gaming Authorities. If, after the report of the NJDGE and a hearing by the NJCCC, the NJCCC grants interim authorization, the property will be subject to a trust. If the NJCCC denies interim authorization, the contract may not close or settle until the NJCCC makes a determination on the qualifications of the applicant. If the NJCCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.
If, as the result of a transfer of publicly-traded securities of a Regulated Company or a financing entity of a Regulated Company, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the Gaming Authorities determine that qualification is required or declines to waive qualification.
The application must include a fully executed trust agreement in a form approved by the Gaming Authorities, or in the alternative, within 120 days of a determination that qualification is required, the person whose qualification is required must divest such securities in order to remove the need to qualify.
The NJCCC may grant interim casino authorization where it finds by clear and convincing evidence that:

•	statements of compliance have been issued pursuant to the Casino Control Act;

•	the casino hotel is an approved hotel in accordance with the Casino Control Act;

•	the trustee satisfies qualification criteria applicable to casino key employees, except for residency; and

•	interim operation will best serve the interests of the public.
When the NJCCC finds the applicant qualified, the interim casino authorization and the trust will terminate. If the NJCCC denies qualification to a person who has received interim casino authorization, or if it has reason to believe qualification will be denied, the trust will become operative. The trustee is required to endeavor, and is authorized, to sell, assign, convey, or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.
Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the NJCCC thereafter orders that the trust become operative:

•	during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and

•
after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

In addition to the provisions contained in the notes regarding mandatory redemption pursuant to Gaming Laws (see “Description of Notes-Mandatory Disposition or Redemption Pursuant to Gaming Laws”), our organizational documents contain provisions establishing the right to redeem the securities of disqualified holders.
Casino Control Act Violations
If, at any time, it is determined that a Regulated Company has violated the Casino Control Act, or that any such entity cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a Regulated Company's license is suspended for a period in excess of 120 days or revoked, or upon the failure or refusal to renew a casino license, the NJCCC could appoint a conservator to operate or dispose of such entity's casino hotel facilities. The conservator would be required to act under the direct supervision of the Gaming Authorities and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of such casino hotel. During the period of true conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The Gaming Authorities may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to affect an orderly transfer of the property of a former or suspended casino licensee.
Taxes, Fees and Other Charges
The Gaming Authorities are authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $0.2 million for either a one-year casino license or a five-year casino license. Additionally, casino licenses are subject to potential assessments to fund any annual operating deficits incurred by the NJCCC or the NJDGE.
Each casino licensee is required to pay an annual tax of 8% on its gross casino revenues. Additionally, an investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 50 years. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenue, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.
Furthermore, there is a parking fee and $3.00 room tax fee on all rooms, including complimentary rooms, the proceeds of which, commencing in fiscal year 2007, will be primarily deposited into a special fund for use by the Casino Reinvestment Development Authority.
If additional gaming regulations are adopted in New Jersey, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the New Jersey legislature that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether such legislation will be enacted. The federal government has also previously considered a federal tax on casino revenues and the elimination of betting on amateur sporting events and may consider such a tax or eliminations on betting in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.
Regulatory Developments
On June 11, 2003 the NJCCC found that MDDC, the developer, owner and operator of Borgata, complied with all the requirements of the Casino Control Act for the issuance of a gaming license to own and operate Borgata. The effective date of the license was July 2, 2003, the date the NJCCC issued MDDC with an Operation Certificate. Such gaming license was valid for a one-year period and was renewed in June of 2004 for an additional one year period. On June 30, 2005 the gaming license of MDDC was renewed for a five-year period and is subject to successive five-year renewal periods thereafter. On June 24, 2010, the NJCCC approved the renewal of our gaming license effective July 1, 2010 for a five-year period ending June 30, 2015.
By letter on July 27, 2009, the NJDGE made a formal request to the NJCCC that the NJCCC reopen the gaming license held by MDDC. The Letter indicated that the NJDGE's reopening request was for the exclusive purpose of examining the qualifications of MGM, as a qualified holding company of MDDC, in light of the issues raised by the Special Report of the NJDGE to the NJCCC on its investigation of MGM's joint venture in Macau, Special Administrative Region, People's Republic of China. The Letter noted that the NJDGE had found that neither we nor BAC had any involvement with MGM's development activities in Macau and also expressed the NJDGE's confidence that the NJCCC could thoroughly examine the issues raised in the Special Report as to MGM's qualifications without negatively affecting the MDDC gaming license, BAC or us.
The NJCCC informed us that, pursuant to Section 88(a) of the Casino Control Act, the MDDC casino license was reopened on July 27, 2009, the date of the Letter. This was a procedural step required by the Casino Control Act that does not represent a finding as to the issues raised by the NJDGE. Under the Gaming Laws, the NJCCC may reopen licensing hearings at any time and must reopen a licensing hearing at the request of the NJDGE.
In February 2010, BAC and MAC entered into an agreement to amend their operating agreement (the "Operating Agreement") to, among other things, facilitate the transfer of the MGM Interest to the Divestiture Trust established for the purpose of selling the MGM Interest to a third party. The proposed sale of the MGM Interest through the Divestiture Trust was part of a then-proposed settlement agreement between MGM and the NJDGE. Pursuant to the terms of the amended Operating Agreement, in connection with the refinancing of our former credit facility on August 6, 2010, MDDHC made a $240 million one-time distribution to Boyd, on behalf of BAC, and the Divestiture Trust. Upon the sale of the MGM Interest, BAC will receive an additional payment from the Divestiture Trust in an amount (if any) equal to the excess of 3% of the proceeds from the sale over $10 million.
On March 17, 2010, MGM announced that its settlement agreement with the NJDGE had been approved by the NJCCC. The NJDGE's investigation did not conclude that MGM was unsuitable as a casino licensee under applicable New Jersey gaming regulations. Moreover, the NJDGE and MGM agreed under the settlement agreement that the entry into the settlement agreement by MGM shall neither be construed, nor is it intended by way of suggestion or implication, to be any admission of liability or culpability on the part of MGM and its subsidiaries and affiliates with respect to the matters set forth in the Special Report.
Pursuant to the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into the Divestiture Trust and further agreed to sell such interest within a 30-month period. During the first 18 months of such period, (which has subsequently been extended by an additional 12 months), MGM has the power to direct the trustee to sell the MGM Interest, subject to the approval of the NJCCC. If the sale has not occurred by such time, the trustee will be solely responsible for the sale of the MGM Interest. The MGM Interest was transferred to the Divestiture Trust on March 24, 2010.
We are required to provide written notifications to the NJCCC and the NJDGE at least three days prior to the issuance of any dividends or distributions to our Joint Venture Partners other than for the payment of a tax distribution.
Gaming Credits
Casinos must follow certain procedures which are outlined in the Casino Control Act when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey.
Gaming Escheat Laws
If a patron does not claim money or redeem the representation of debt owed to such patron from a gaming transaction within one year of the date of the transaction, the obligation of the casino licensee to pay the patron shall expire and 25% of the money or the value of the debt shall be paid to the Casino Revenue Fund by the casino licensee, and the remaining 75% shall be retained by the casino licensee, provided the licensee uses the full amount for marketing purposes. Obligations incurred prior to the effective date of April 5, 2009 expired one year after such effective date, at which time 50% of the money or the value of the debt shall be paid to the Casino Revenue Fund, subject to the requirement that each casino licensee was required, on or before June 30, 2009, to make a payment to the Casino Revenue Fund in an amount equal to 25% of the value of the money or debt owed to its patrons as a result of gaming transactions that occurred more than one year prior to the effective date, which payment was credited towards the total obligation to make payments in an amount equal to 50% of the value of such expired gaming related obligations.
Smoking Regulation
On January 15, 2006, the New Jersey State legislature enacted the Smoke-Free Air Act that became effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public including places of business and service-related activities. The law contains several exceptions including an exemption for all casino floor space and 20% of a hotel's designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that reduced the casino floor exemption to 25% of a casino's floor space that became effective April 15, 2007. As such, smoking will be prohibited on 75% of a casino's floor space and permitted on 25% of a casino's floor space if such space is enclosed and separately ventilated.

In April 2008, Atlantic City voted to completely ban smoking on the casino floor, to take effect in October 2008; however, as a consequence of the economic downturn, in October 2008, Atlantic City voted to overturn the temporary smoking ban, returning to the 2007 law restricting smoking to no more than twenty-five percent of the casino floor. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City's City Council announced that it would not consider a full smoking ban in casinos pending further review. Under the Atlantic City ordinance, smoking will remain permissible in 20% of a hotel's designated hotel rooms, consistent with state law.
Potential Regulatory Developments
On February 3, 2010, New Jersey Governor Chris Christie issued Executive Order 11 creating the New Jersey Gaming, Sports and Entertainment Advisory Commission (“Advisory Commission”), to provide recommendations to comprehensively address the challenges confronting New Jersey's gaming, professional sports and entertainment industries.
The Advisory Commission's report was made public on July 21, 2010. A major focus of the report was dedicated to improving the gaming industry in Atlantic City in order to keep Atlantic City a major destination resort and to expand its entertainment and amusement offerings. To that end, the report rejected the concept of expanding gaming outside of Atlantic City and called for the creation an entertainment and gaming district in Atlantic City which would be overseen by a public/private body with state involvement with a primary goal of revitalizing Atlantic City and the gaming industry by increasing business volumes, attracting investment and creating jobs. This report also recommended streamlining and updating the gaming regulatory system to be current with technological advances. Additionally, this report proposed the transfer of regulatory power over the casinos in Atlantic City from the NJCCC to the NJDGE.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the New Jersey Casino Reinvestment Development Authority ("CRDA"). The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. During the year ended December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Our CRDA obligations for the years ended December 31, 2011, 2010 and 2009 were $8.1 million, $8.1 million and $8.7 million, respectively, of which valuation provisions of $3.5 million, $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million was not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due. As a result, we expensed our pro rata share of the $90 million, approximately $15.0 million, based on our actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $5.1 million, $5.1 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Seasonality
Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our property, with autumn and winter being non-peak seasons. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons.
Employees and Labor Relations
Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, responsibility, good character, honesty, integrity and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees. At December 31, 2011, we employed 6,211 persons. On such date, we had collective bargaining agreements with four unions covering approximately 2,398 employees. Three of our four collective bargaining agreements will expire within one year and we can provide no assurance that resulting negotiations will be successful.

Financial Information
For further information related to our revenues, profit (loss) and total assets as of and for the three years in the period ended December 31, 2011, see our consolidated financial statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

Industry and Market Data; Certain Industry Terms
This Annual Report on Form 10-K includes industry data that we obtained from periodic industry publications, including Atlantic City industry data and other information published by the NJCCC and NJDGE. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. As a result, you should be aware that market, ranking and other similar industry data included in this report, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of any such information contained in this report.

Unless otherwise indicated, as used throughout this report:

•	“casino wins” means slot wins plus table wins, poker wins, keno wins and simulcast wins;

•
“fair share premium” means the amount, expressed as a percentage, that a particular casino's market share of revenue exceeds its fair share percentage; a casino's “fair share percentage” is determined by dividing the number of gaming positions held by such casino by the total gaming positions in the market;

•	“gaming positions” means one gaming position per slot machine and six gaming positions per table game;

•
“poker wins” represent a percentage of customer wagers and tournament entry fees, as reported by the 11 casino properties currently operating in Atlantic City, including Borgata, on a cash basis to the NJCCC;

•	“slot handle” means the dollar amount wagered in slot machines;

•
“slot wins,” “table wins,” “keno wins,” and “simulcast wins” means the difference between customer wagers and customer winnings on slot machines, table games (exclusive of poker games), keno games and simulcast betting, respectively, as reported by the 11 casino properties currently operating in Atlantic City, including Borgata, on a cash basis (without any revenue adjustments for progressive jackpot accruals) to the NJCCC; and

•	“table games drop” means the total amount of cash deposited in the table games drop boxes, plus the sum of markers issued at all table games.

Corporate Information
Our principal executive offices are currently located at One Borgata Way, Atlantic City, New Jersey 08401, and our main telephone number is (609) 371-1000. Our website is www.theborgata.com.
Available Information
We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy, at prescribed rates, any document we have filed at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.
We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.
Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology, and may include statements regarding:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives.

•	Our plan to complete the renovation and refurbishing of the Borgata hotel rooms by June 2012.

•	The effect of our ongoing litigation on our financial position, results of operations and cash flows.

•	Our expectations with respect to the effect that the anticipated sale of the MGM Interest will have on our operations.

•	Our expectation that the significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital will continue for the foreseeable future.

•
The sufficiency of our cash and cash equivalents, our cash flows from operations and existing financing sources to fund normal operating requirements and capital expenditures during the next twelve months.

•
Our estimated total capital expenditures for 2012, our expectation that they will be primarily comprised of our room renovation project and various maintenance capital projects and our intention to fund such capital expenditures through our amended credit facility (as defined below) and operating cash flows.

•	The effect of fluctuations in interest rates on our results.

•	The possibility of expansion of gaming facilities and nearby states, including the anticipated timing and scope of the development plans of our competitors, and its potential effect on our business.

•	The estimates underlying our critical accounting policies.

•
The effect of recently enacted and proposed legislation, including without limitation, legislation concerning the regulation of gaming, bans on smoking and increases and decreases in tax rates, on our business and the business of our competitors.

•	Our estimated exposure with respect to the UNITE HERE National Retirement Fund.

•	Our estimated annual energy costs.

•	Our estimated pro rata share of payments under the AC Alliance.
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

•	The risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our amended credit facility and senior secured notes.

•
The risk that negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future periods.

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

•	The risk that our existing gaming license is not renewed, or that we may not receive gaming or other necessary licenses for new projects.

•	The risk relating to legal proceedings.

•	Our dependence on key members of existing management and our ability to attract, retain and motivate employees.

•	The risk that our capital improvement projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us.

•	Our ability to obtain capital commitments to fund our capital improvement projects on terms favorable to us, if at all.

•	The risks relating to compliance with extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry.

•
The risk inherent by virtue of our ownership by Boyd (through its ownership of BAC) and a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries, and the possibility that their interests as equity holders may compete or otherwise may conflict with our interests or the interests of a holder of the notes as a creditor.

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2011 and in our other current and periodic reports. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A.	Risk Factors.
The material risks and uncertainties that management believes affect us are described below. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock and senior secured notes, could decline significantly, and investors could lose all or part of their investment. We encourage investors to also review the risks and uncertainties relating to our business contained in Part I, Item 1, Business - Important Information Regarding Forward-Looking Statements.

Risks Related to our Business
Intense competition exists in our gaming market, and increased competition may have an adverse effect on our business results of operations and financial condition.
The gaming industry is highly competitive for both customers and employees, including those at the management level. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete with numerous casinos and hotel casinos of varying quality and size in the Atlantic City market. We also compete with other non gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and may face new competition from any new forms of gaming that may be legalized in the future. In addition, online gaming, despite its illegality in the United States, is a growing sector on the gaming industry. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.
In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities and developing new facilities including a $200 million casino and non-gaming expansion completed in early 2006 and the opening of The Water Club, a 798-room upscale boutique hotel, in June 2008. Our competitors have also invested in expanding their existing facilities and developing new facilities. For example, in early 2009, Trump Entertainment completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal. In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the NJCCC (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. Competition could significantly increase if a developer acquires MGM's interest in such land and succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, Revel Casino, a new casino and hotel facility located at the northern end of the boardwalk is expected to open in April 2012, which will likely increase competition. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue.
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

Increased competition also may result from changes to existing gaming regulations. For example, in January 2011, legislation was passed into law in New Jersey that changes the minimum room requirements and size of casino hotels. Instead of 500-room hotels with casinos of at least 60,000 square feet that New Jersey law previously required, developers will be able to build smaller, 20,000 square foot, casinos at hotels with at least 200 rooms. The new smaller casinos will be required to pay a tax rate of more than 14 percent on their gross gaming revenues to compensate for the reduced investment compared to existing, larger casinos, which pay just over 9 percent on such revenues. A day after the legislation's introduction, a developer announced an agreement to build a $300 million Hard Rock Casino Hotel next to the ACH, a project that is anticipated to take advantage of the new legislation. The Hard Rock Casino Hotel project would take over what was then billed as a $1 billion-plus mega-casino tentatively called the Gateway Project. The legislation will likely result in the development of additional smaller, boutique hotel-casinos in the Atlantic City market, which will further increase competition. In addition, competition could further increase if, as has been contemplated in the past, the State of New Jersey approves the installation of VLTs at horse racing facilities in New Jersey.

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
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the downgrade of the United States credit rating and ongoing European debt crisis, have contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our senior secured notes or our other indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects. Furthermore, if a significant percentage of our lenders under our amended credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended credit facility. We are unable to predict the duration or severity of the current economic downturn or disruption in the capital and credit markets, or its further impact on the larger economy or if any similar downturn or disruption will occur in the future. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our business, results of operations and financial condition.

In addition, our amended credit facility matures in August 2014. At the time of maturity, if we are unable to refinance our amended credit facility on favorable terms, additional credit support and/or capital contributions in the form of equity may be necessary to fund the ongoing operations. This additional credit and/or equity may need to be contributed by us or a new partner, if any, or from both. If we are unable to obtain adequate financing in a timely manner, or at all, we may be unable to meet the operating cash flow needs and our investment would be at risk. Moreover, if any new partner does not have the financial resources to meet its share of the obligations, or subsequently declares bankruptcy, BAC could be required to fund more than their 50% share.

Continued weakness and further weakening in global economic conditions may adversely affect consumer spending and tourism trends, resulting in additional deterioration in our business, results of operations and financial conditions.
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition. For example, weak economic conditions have also adversely affected tourism and spending in Atlantic City, where Borgata is located. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.

As a result of the present weak economic conditions in the United States, Europe and much of the rest of the world, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on the Atlantic City gaming market. The number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, and 29.3 million in 2010. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008, $3.94 billion in 2009, $3.57 billion in 2010 and $3.32 billion in 2011. Reduced consumer demand and regional competition contributed to an 13.7% decrease in our net revenues, from approximately $830.5 million for 2008 to approximately $730.3 million for 2011. Since our business model relies on significant expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn could further adversely affect our business, results of operations and financial condition.

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

In particular, our continued success depends upon our ability to draw customers from New Jersey, New York, Pennsylvania, Maryland and other nearby Northeast and mid-Atlantic states. Adverse weather conditions, road construction, high gasoline prices, disruption in air travel and other factors could make it more difficult for potential customers to travel to Borgata and deter customers from visiting our property. Specifically, adverse weather conditions have had and may continue to have damaging effects on our operations. Since we operate only in the Atlantic City market, these and other risks common to the Atlantic City gaming industry may have a greater impact on us than on a gaming company with more properties or that is more geographically diversified. A prolonged disruption at our property due to any such conditions could materially adversely affect our business,results of operations and financial condition.

Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. Furthermore, there can be no assurance that there will not be similar or other challenges to legalized gaming in existing or current markets in which we may operate or have development plans, and successful challenges to legalized gaming could require us to abandon or substantially curtail our operations or development plans in those locations, which could have a material adverse effect on our financial condition and results of operations.

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
Approximately 2,398 of our employees were represented by four labor unions as of December 31, 2011. A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.

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

Additionally, in connection with our collective bargaining agreements with the Local 68 Engineers Union Pension Plan and the NJ Carpenters Pension Fund, we participate in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and we are currently in discussions with the boards regarding our level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. Our current monthly pension contributions to the funds associated with these plans approximate less than $0.1 million per month in the aggregate. As of January 1, 2010, our aggregate unfunded vested liability to these funds was approximately $4.3 million.

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

We may incur impairments to our long-lived assets.
We are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in significant write-downs and impairment charges during the years ended December 31, 2009 and 2008. If one or more of such negative events were to recur, impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
The global financial crisis and decline in consumer spending may have an effect on our business and financial condition in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the recent downgrade of the United States credit rating and ongoing European debt crisis, have contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

Risks Related to our Industry

We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
We are subject to a variety of regulations in New Jersey. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. If additional gaming regulations are adopted in New Jersey, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company.
Regulation of smoking
On January 15, 2006, the New Jersey legislature adopted laws that significantly restrict, or otherwise ban, smoking at our property. The New Jersey laws that restrict smoking at Borgata casino could materially impact our results of operations.

Additionally, on April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City's City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City's City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November

16, 2008. In December 2009, Atlantic City's City Council announced that it would not consider a full smoking ban in casinos until further review. Under the Atlantic City ordinance, smoking will remain permissable in 20% of a hotel's designated hotel rooms, consistent with state law.
Regulation of directors, officers, key employees and partners
Our directors, officers, key employees and joint venture partners must meet approval standards of the Gaming Authorities. If a Gaming Authority were to find a person occupying any such position or any other partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of Gaming Authorities.
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
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenues. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to record New Jersey state income taxes. We can provide no assurances that the State of New Jersey will not enact legislation that increases gaming tax rates.
We own real property and are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.
We may incur costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of our property affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, Borgata was closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, as previously discussed, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50.0 million, and coverage up to $200.0 million. In addition, we are self-insured up to $0.25 million with respect for each general liability claim and $0.20 million for each non-union employee medical claim. We accrued $8.1 million and $6.8 million for such claims at December 31, 2011 and December 31, 2010, respectively, and incurred expenses for such insurance claims of approximately $18.6 million, $15.3 million and $19.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
MDDC, as lessee, has entered into a series of ground leases with MAC, as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot, and a proposed alternative parking structure. Except for the surface parking lot, the term of each ground lease entered into with MAC expires on December 31, 2070. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is six months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. MGM has transferred ownership of the underlying land and each of these ground leases to the Divestiture Trust pursuant to the terms of its settlement agreement with the NJDGE and the NJCCC.

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

In addition, we may lose 900 parking spaces available on the surface parking lot upon termination of the surface parking lot ground lease and the sale of the underlying land to a third party. In such event, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the leased land underlying the proposed alternative parking structure. Our business and operations, however, could be disrupted if we are unable to replace the lost parking spaces in a timely manner to meet our parking demands and satisfy applicable zoning requirements.

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

We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend until 2028 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.6 million per annum as of December 31, 2011. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

Risks Related to our Significant Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.
We have a significant amount of indebtedness.
We had total consolidated long-term debt, net of current maturities, of approximately $809.8 million of net indebtedness at December 31, 2011, which was comprised of $40.2 million outstanding under our amended credit facility and $769.6 million, net of amortized discounts and debt financing costs, outstanding under our secured notes. This indebtedness could have important consequences, including:

•	difficulty in satisfying our obligations under our current indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a disadvantage compared to our competitors that have less debt; and

•	limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on our business, results of operations and financial condition.
Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring the capital stock of MDFC or the membership interests of MDDC);

•	make investments;

•	create, incur or suffer to exist liens;

•	dispose of assets;

•	enter into agreements restricting our subsidiaries' ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, our amended credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. Our amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under our bank credit facility have priority in payment to our senior secured notes.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
If availability does not exist under our amended credit facility, or we are not otherwise able to draw funds on our amended credit facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

We may be unable to refinance its indebtedness.
In August 2010, Borgata entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured debt, $400 million of which matures in October 2015 and $400 million of which matures in August 2018. On November 11, 2011, MDFC entered into an amendment to the former credit facility among MDFC, MDDC (the "Lenders"), and Wells Fargo as the Administrative Agent for the Lenders. The amendment modifies certain terms of the Borgata bank credit facility, among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.
The amended credit facility: (i) reduces the aggregate commitments under the amended credit facility, as amended to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the amended credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting us from borrowing under the amended credit facility, as amended to purchase our senior secured notes at any time when the total amount outstanding under our amended credit facility is $65 million or more.
Our ability to refinance our indebtedness will depend on its ability to generate future cash flow and we are entirely dependent on our operations, including the Water Club, for all of our cash flow. Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
It is unlikely that our business will generate sufficient cash flows from operations in amounts sufficient to enable it to pay the principal on our indebtedness at maturity and to fund its other liquidity needs. We believe we will need to refinance all or a portion of its indebtedness before maturity, and we cannot provide assurances that it will be able to repay or refinance its indebtedness on commercially reasonable terms, or at all. Borgata may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining necessary capital.
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
In addition to the indebtedness under the senior secured notes and the amended credit facility, we may be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We and our future subsidiaries may be able to incur substantially more debt in the future provided we are in compliance with the amended credit facility financial covenants or the indenture governing the senior secured notes. Although the indenture and the amended credit facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with noteholders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.
Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

Our ability to make payments on, or repay or refinance, our indebtedness, including the senior secured notes, and to fund planned capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, if adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants that we are subject to under our indebtedness. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the indenture, the amended credit facility and our other debt agreements, and other agreements we may enter into in the future. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the amended credit facility or from other sources in an amount sufficient to enable us to pay our indebtedness, including the senior secured notes, or to fund our other liquidity needs.

We cannot provide assurance that we will be able to refinance any of our indebtedness, including the amended credit facility, on commercially reasonable terms or at all. In particular, the amended credit facility matures prior to the maturity of the senior secured notes. If we were unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as the sale of assets, the sales of equity and/or negotiations with our lenders to restructure the applicable indebtedness. The indenture governing the senior secured notes, the amended credit facility and our other debt instruments may restrict, or market or business conditions may limit, our ability to take some or all of these actions.

We cannot provide assurances that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and our amended credit facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the senior secured notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal or premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness, including a default under our amended credit facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could render us unable to pay the principal or premium, if any, and interest on the senior secured notes and substantially decrease the market value of the senior secured notes.
The value of the collateral securing the senior secured notes may not be sufficient to satisfy all our obligations under the senior secured notes.
In the event of a foreclosure on the collateral (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral securing our amended credit facility and the senior secured notes may not be sufficient to satisfy the senior secured notes because such proceeds would, under the intercreditor agreement, first be applied to satisfy our priority payment obligations under our amended credit facility. Only after all of our priority payment obligations under our amended credit facility have been satisfied will proceeds from such collateral be applied to satisfy our obligations under the senior secured notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under our amended credit facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full under our amended credit facility. There also can be no assurance that the collateral will be saleable, and, even if saleable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.
The indenture governing the senior secured notes allows liens in favor of other secured creditors with priority over the liens securing the senior secured notes. There are also certain categories of property that are excluded from the collateral.
The indenture permits liens in favor of third parties to secure other obligations or additional debt, including purchase money indebtedness and capital lease obligations. In some cases, such liens could have priority over the liens granted to the collateral agent to secure the guarantees or the obligations under the senior secured notes. The scope of permitted liens and our ability to incur purchase money indebtedness and capital lease obligations are subject to certain limitations.
To the extent that liens permitted under the indenture encumber any of the collateral securing the senior secured notes and the guarantees, the other secured parties may have rights and remedies with respect to the collateral that could adversely affect the value of the collateral and the ability of the collateral agent, the trustee under the indenture or the holders of the senior secured notes to realize or foreclose on the collateral. Such liens and rights include, among other things, potential mechanics' liens that could be filed by suppliers, contractors or other parties in connection with our ongoing renovation projects at Borgata. Consequently, liquidating the collateral securing the senior secured notes may not result in proceeds in an amount sufficient to pay any amounts due under the senior secured notes after also satisfying the obligations to pay any creditors with superior liens and obligations under the payment priority contained in the amended credit facility. If the proceeds of any sale of the collateral are not sufficient to repay all amounts due on the senior secured notes, the holders of the senior secured notes (to the extent the senior secured notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured, unsubordinated claim against our and the guarantors' remaining assets.
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
Our obligations under the senior secured notes and the guarantees are secured by substantially all of our and each guarantor's property and assets. With respect to some of the collateral, the collateral agent's security interest and ability to foreclose will be limited by the need to meet certain requirements, such as obtaining third-party consents and governmental approvals, complying with state law requirements and making additional filings. If we are unable to obtain these consents and approvals, comply with such requirements or make such filings, we may not be able to realize the value of the collateral subject to such security interests. We can provide no assurances that any such required consents or approvals can be obtained on a timely basis or at all. These requirements may limit the number of potential bidders for certain collateral in any foreclosure and may delay any sale, either of which events may have an adverse effect on the sale price of the collateral. Therefore, without the appropriate consents, approvals and filings, the practical value of realizing on the collateral may be limited.
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
The security interest of the collateral agent, for the benefit of the trustee under the indenture or the holders of the senior secured notes, is subject to practical problems generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties to enforce a security interest in certain of the assets consisting of the collateral, and we can provide no assurances that the collateral agent will be able to obtain any such consent. Accordingly, the collateral agent may not have the ability to foreclose upon such assets, and the value of the collateral may significantly decrease.
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
The members of MDDHC indirectly own 100% of MDDC's outstanding membership interests and will control all matters submitted for approval by MDDC's member. These matters could include the election of the members of MDFC's board of directors, amendments to our organizational documents, or the approval of any proxy contests, mergers, tender offers, sales of assets or other major corporate transactions. The interests of the members of MDDC may compete or otherwise conflict with our interests. For example, Boyd, as a diversified operator of 16 wholly-owned gaming entertainment properties, may from time to time develop or acquire and hold additional gaming businesses that compete directly or indirectly with us. Boyd may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
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

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
Information relating to the location and general characteristics of our property appears in Part 1, Item 1, Business - Our Property, and is incorporated herein by reference.
As of December 31, 2011, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MAC, as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot and a proposed alternative parking structure. On November 4, 2010, MGM announced that it had closed the sale of land leased to MDDC for the public space expansion, rooms expansion, parking structure and proposed alternative parking structure. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid per square foot under the Parking Structure Ground Lease (defined below)) and property taxes pursuant to the Alternative Parking Structure Ground Lease (defined below), our obligations under the ground leases were not modified by the sale. The leases consist of:

•
Lease and Option Agreement, dated as of January 16, 2002, as amended by a letter agreement, dated April 10, 2009, a letter agreement, dated September 21, 2009, the Modification of Lease and Option Agreement, dated as of August 20,

2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010, for approximately 2.0 acres of land underlying the parking garage (the “Parking Structure Ground Lease”);

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 3.5 acres of land underlying the Public Space Expansion (the “Public Space Expansion Ground Lease”);

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 1.6 acres of land underlying the Rooms Expansion and 2.7 acres of land underlying a parking structure, respectively (the “Rooms Expansion Ground Lease”);

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by the Modification of Surface Lot Ground Lease, dated March 23, 2010, for approximately 8.4 acres of land consisting of the surface parking lot (the “Surface Parking Lot Ground Lease”); and

•	Ground Lease Agreement, dated as of March 23, 2010, for approximately 1.4 acres of land underlying a proposed additional parking structure (the “Alternate Parking Structure Ground Lease”).
Pursuant to the Alternative Parking Structure Ground Lease, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases (the “Sale Agreement”), MDDC became responsible for all real property taxes assessed against the land underlying the Alternative Parking Structure Ground Lease and (ii) payment of monthly rent under the Alternative Parking Structure Ground Lease shall be deferred until the earliest to occur of (x) the date 18 months following the execution of the sale agreement, (y) completion of construction of The Water Club parking garage, and (z) expiration of the term of the Divestiture Trust. Effective as of the date of execution of the sale agreement, the monthly rent due under the Alternative Parking Structure Ground Lease was in an amount consistent with the rent due under the Parking Structure Ground Lease on a per square foot basis.
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
MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord. Total rent incurred under the ground leases was $5.1 million, $5.4 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, except as described above with respect to the Alternate Parking Structure Ground Lease, MDDC is responsible for all property taxes assessed on the leased properties. Property tax incurred was $14.0 million, $12.9 million and $12.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
In addition, MDDC has an option to purchase the land leased under the Parking Structure Ground Lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of the Parking Structure Ground Lease. In the event that the land underlying the Surface Parking Lot Ground Lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the Alternate Parking Structure Ground Lease.
Pursuant to the Operating Agreement, MAC is responsible for its allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MAC for these types of expenditures incurred by us were less than $0.1 million at December 31, 2011 and 2010, respectively. Reimbursable expenditures incurred were $0.6, $0.6 million, and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ITEM 3.	Legal Proceedings.
We are subject to various claims and litigation in the normal course of business. Management believes all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neither the common equity of MDFC nor the common equity of MDDC is publicly traded.

As of December 31, 2011, MDFC was wholly-owned by MDDC, and MDDC was wholly-owned by MDDHC. BAC and MAC each originally held 50% of the ownership interests in MDDHC; however, as further discussed above, MAC transferred its interest into the Divestiture Trust on March 24, 2010.

We may make distributions to our member, which are in turn, distributed to its members, BAC and the Divestiture Trust. There were no distributions to our member during the year ended December 31, 2011. Distributions to our member were $281.5 million during the year ended December 31, 2010, and included a one-time distribution during the year ended December 31, 2010 of an aggregate of approximately $240 million to Boyd, on behalf of BAC, and the Divestiture Trust upon our debt refinancing.

ITEM 6.	Selected Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2011 and 2010 and for the three years in the period ended December 31, 2011 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Statement of Operations Data:
Revenues
Gaming	$648,442	$643,904	$691,428	$734,306	$748,649
Food and beverage	148,083	147,751	143,410	147,334	141,061
Room	116,537	115,199	113,143	110,616	100,898
Other	41,458	42,931	42,620	52,207	44,071
Gross revenue	954,520	949,785	990,601	1,044,463	1,034,679
Promotional allowances	224,246	211,356	213,193	213,974	196,036
Net revenues	$730,274	$738,429	$777,408	$830,489	$838,643

Operating income	$94,915	$99,693	$146,847	$115,308	$168,868

Interest expense, net	$84,772	$50,199	$27,668	$29,049	$31,194

(Provision for) benefit from state income taxes	$(1,738)	$(5,273)	$(10,938)	$(2,970)	$3,658

Net income	$8,405	$44,221	$108,241	$83,289	$141,332

Balance Sheet Data:
Cash and cash equivalents	$46,224	$42,099	$46,894	$43,690	$52,866
Total assets	1,422,495	1,446,521	1,501,951	1,577,663	1,542,081
Long-term debt, net of current maturities	809,808	835,370	679,619	740,536	722,700
Total member equity	469,936	461,531	698,781	710,811	666,681

The following summarizes the significant transactions recorded in each of the years referenced above:

Year ended December 31, 2011

•	Reduction in net revenues of approximately $8.2 million primarily due to increased promotional spend in response to intensified competitive pressures;

•
Incremental interest expense of $34.6 million, of which $33.3 million related to the full impact of our refinancing completed in 2010, which increased both our outstanding debt and blended borrowing rate, and $1.0 million related to the acceleration of certain deferred loan fees associated with an amendment to our amended credit facility. Additionally, we incurred $0.3 million due to the acceleration of deferred loan fees and discount related to the $8.5 million repurchase and retirement of Senior Secured Notes during the year;

•
Impairment charge related to our investment in Atlantic City Express Service ("ACES") of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidation value;

•	Overall decline in net income due primarily to the flow through effects of the decrease in net revenues and increase in interest expense.

Year ended December 31, 2010

•	Reduction in revenues of approximately $40.8 million primarily due to a decline in table games hold percentage and table games volumes;

•	Adverse weather conditions, which had a damaging effect on operations during the first half of 2010;

•
Incremental interest expense of $28.2 million, of which $26.1 million related to the impact of additional amounts at a higher rate, and $2.0 million related to the accelerated write off of deferred loan fees on refinanced borrowings.

Year ended December 31, 2009

•	Decline in gross revenues due to weakened economic conditions through the year and the impact of adverse weather in the fourth quarter of 2009;

•	Increase in operating income related to a gain the property damage insurance recoveries related to the fire at The Water Club.

Year ended December 31, 2008

•
Increases in non-gaming revenues, primarily room revenue related to the opening of The Water Club, partially offset by declines in gaming revenues due to the adverse impact from the regional and local competitive landscape and the weakened economic conditions through the year;

•
Decrease in operating income due to elevated promotional and marketing expenses in connection with the launch of The Water Club and in response to competitors, as well as additional depreciation and maintenance expenses attributable to The Water Club.

Year ended December 31, 2007

•
Overall growth and the impact of the public space expansion resulted in increased table games, poker, racebook and non-gaming revenues of $44.4 million, partially offset by the decrease in slot revenue of $18.8 million due to the introduction of Pennsylvania gaming;

•
In addition to increased operational expenses of $21.3 million associated with higher volumes, depreciation and maintenance expenses as well as marketing expenses increased $15.0 related to the public space expansion.

The following is a listing of significant events affecting our business during the five-year period ended December 31, 2011:

•
During the year ended December 31, 2011, we have continued the $50 million project to renovate and refurbish all rooms at the Borgata hotel, which includes new paint and wall treatments, flat panel televisions, replacement of furniture and fixtures, resurfacing of floors, tiles and surrounds and other improvements. We expect all rooms to be completed by June 2012. We also incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date;

•
During the year ended December 31, 2011, our operations were significantly impacted due to a closure of the property for three days in August 2011, which was mandated by civil authorities and the Division of Gaming Enforcement, as Hurricane Irene approached the New Jersey coastline. The property did not suffer any damage; however, the closure of the property and cancellation of scheduled concerts and events, on a normally busy August weekend resulted in lost revenues and operating income;

•
During the year ended December 31, 2010, we completed a $4 million renovation to the casino floor, which included the removal of approximately 470 slot machines to create a more efficient and spacious layout for our gaming customers, the installation of 175 new slot machines and re-theming of 247 slot machines. We also completed the renovation and refurbishment of all of the Fiore suites, which consisted of new paint and wall treatment, replacement of furniture and fixtures (including the installation of a large flat panel television in each suite), resurfacing of marble floors and tiles and other renovation work;

•
On August 6, 2010, MDFC issued $400 million of 9.50% senior secured notes due 2015 and $400 million of 9.875% senior secured notes due 2018 in a private placement to institutional buyers and entered into an amended $150 million payment priority secured revolving credit facility. We received gross proceeds of $800 million upon issuance of the senior secured notes, which along with the $75 million drawn from the amended credit facility upon closing of the transaction, were used, in part, to pay off in full and terminate our former credit facility and to make a one-time distribution of approximately $240 million to the BAC and MAC (together, the "Joint Venture Partners");

•
As discussed above, on March 24, 2010, MAC transferred the MGM Interest and certain land leased to MDDC into the Divestiture Trust, for sale to a third party in connection with MGM’s settlement agreement with the NJDGE. BAC has a right of first refusal on any sale of the MGM Interest. As managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations. Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its participating rights in our operations, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements;

•
Adverse weather conditions had a damaging effect on operations during January and February 2010. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property;

•
The Water Club, Atlantic City’s first boutique-lifestyle hotel, opened in June 2008. The Water Club combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 798 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools—indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss, Just Cavalli and Hearts on Fire, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open everyday of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May;

•
On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40 million with our insurance carrier that was $11.3 million in excess of the value of assets damaged and destroyed by the fire, and resulted in the recognition of a $28.7 million gain during the year ended December 31, 2009.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We developed, own and operate Borgata, located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites comprised of 1,969 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Borgata features six fine-dining restaurants, six casual dining restaurants, eight quick dining options, 15 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

Borgata was developed as a joint venture between BAC, a wholly-owned subsidiary of Boyd, and MAC, a second tier, wholly-owned subsidiary of MGM. On March 24, 2010, MAC transferred the MGM Interest in MDDHC and certain land leased to MDDC into the Divestiture Trust, for sale to a third-party in connection with MGM's settlement agreement with the NJDGE. BAC has a right of first refusal on any sale of the MGM Interest.

As managing member of MDDHC, BAC, through MDDHC, has the responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our accompanying consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 16 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Mississippi, Illinois, Louisiana and Indiana.

Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of participating rights in our operations, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no direct impact on our financial statement presentation.

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 798-room hotel, featuring five swimming pools, a spa, and additional meeting room space. We incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date and completed a $4 million renovation to our slot floor in 2010. Additionally, we have completed the process of renovating and refurbishing all of the Fiore suites at the Borgata hotel, and plan to complete renovating and refurbishing all of the remaining rooms at the Borgata hotel by June 2012.

However, due to a number of factors affecting consumers, including the declining global economy, constricting credit markets, reduced consumer spending and depressed home prices, the outlook for the gaming industry remains highly unpredictable. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure to cope with the current deterioration in business volumes and generate strong and stable cash flow.

Borgata sponsors its own program to expand our brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to retain existing customers, maintain trip frequency and acquire new customers.

Borgata offers its guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access to account balances and other program information. In addition, Borgata strives to differentiate its casino with high-quality guest service to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. Borgata maintains a database of nearly 3.1 million customers enrolled in “My Borgata Rewards,” which are used to support its marketing efforts.

RESULTS OF OPERATIONS
Summary of Operating Results

Years ended December 31, 2011, 2010 and 2009
We believe that our key operating results for the year ended December 31, 2011 showed positive trends throughout the year. Although over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, results during the year ended December 31, 2011 indicate that we have realized some stabilizing trends in our business. Generally, the job market is strengthening, as the national unemployment rate has continued to decline throughout 2011. As the job market recovers and expands, we believe that consumer confidence will strengthen further. However, we believe we continue to be impacted by a highly competitive gaming environment, the impact of which is reflected in our operating results.

The following provides a summary of certain key operating results:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenues	$730,274	$738,429	$777,408
Operating income	94,915	99,693	146,847
Net income	8,405	44,221	108,241

Years ended December 31, 2011 and 2010
Net revenues: Overall, net revenues during the year ended December 31, 2011 decreased by $8.2 million, or 1.1%, as compared to 2010. Net revenues were significantly impacted due to a closure of the property for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the New Jersey coastline. The property did not suffer any damage; however, the closure of the property and cancellation of scheduled concerts and events, on a normally busy August weekend, was a major factor as to the year-over-year decline of net revenues. In response to increased competition in the Atlantic City and Eastern Pennsylvania gaming markets, our promotional spend increased to 34.6% of gross gaming revenue during the year ended December 31, 2011, from 32.8% for the year ended December 31, 2010. Table games hold rate was normalized at 13.2%, in line with our long-term expectations, and Borgata led the Atlantic City market with a 23.4% share of table game drop for the year ended December 31, 2011.

Operating income: Operating income declined $4.8 million during the year ended December 31, 2011 as compared to 2010, due primarily to the decline in net revenues.

Net income: Net income declined $35.8 million during the year ended December 31, 2011 as compared to 2010 due to the effect of the factors identified above, coupled with increased interest expense associated with higher balances and interest rates on our outstanding debt as a result of the refinancing in the prior year period.

Years ended December 31, 2010 and 2009
Net revenues: Overall, net revenues during the year ended December 31, 2010 decreased by $39.0 million, or 5%, as compared to 2009 driven by increased promotional spend of 32.8% of gross gaming revenue during the year ended December 31, 2010, from 30.8% for the year ended December 31, 2009, reflecting increased promotional activity in response to the increased competitive environment in the Atlantic City, Eastern Pennsylvania, Delaware and Maryland gaming markets. The decline in net revenues was due to a decline in our table games hold percentage, adverse weather conditions, increased competition and the continuing weakness in economic conditions. Our table games hold percentage was below average, which reduced gaming revenues and contribution margins. Our hold percentage declined 100 basis points during the year ended December 31, 2010 from 2009. In addition, adverse weather conditions had a damaging effect on operations during January and February 2010. The 2010 winter season was the worst on record and travel throughout the entire Northeast was extremely difficult. Competition amongst the casinos in Atlantic City, as well as new competition from Pennsylvania also had an adverse effect on net revenues, resulting in increased credits and incentives. Net revenues also declined due to the continuation of reduced consumer spending, resulting in lower than historical gaming volumes and room rates due to the continuing weakness in economic conditions.

Operating income: Operating income declined $47.2 million during the year ended December 31, 2010 as compared to 2009, due in part to the decline in contribution margins on other gaming revenues, as well as the recognition of a $28.7 million gain on an insurance settlement during the year ended December 31, 2009.

Net income: Net income declined $64.0 million during the year ended December 31, 2010 as compared to 2009 due to the effect of the factors identified above, coupled with increased interest expense associated with our new debt arrangements. See further discussion regarding interest expense below.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 68%, 68% and 70% of gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16%, 16% and 14% of gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Room gross revenues produced approximately 12%, 12% and 11% of gross revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of these periods.The following provides a summary of our gross revenues and related costs for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
REVENUES
Gaming	$648,442	$643,904	$691,428
Food and beverage	148,083	147,751	143,410
Room	116,537	115,199	113,143
Other	41,458	42,931	42,620
	$954,520	$949,785	$990,601
COSTS AND EXPENSES
Gaming	$263,871	$263,823	$280,620
Food and beverage	71,358	69,489	64,217
Room	14,535	13,992	11,940
Other	33,277	34,334	34,908
	$383,041	$381,638	$391,685
MARGINS
Gaming	59.31%	59.03%	59.41%
Food and beverage	51.81%	52.97%	55.22%
Room	87.53%	87.85%	89.45%
Other	19.73%	20.03%	18.09%

Years ended December 31, 2011 and 2010
Overall, gross revenues during the year ended December 31, 2011 increased by $4.7 million, or 0.5%, as compared to 2010. Costs and expenses related to gaming, food and beverage, room and other increased by $1.4 million, or 0.4%, during the year ended December 31, 2011, as compared to 2010.

Gaming: Gaming revenues are significantly comprised of the net win from our table games and slot machine operations. Overall, the $4.5 million, or 0.7%, increase in gaming revenues during the year ended December 31, 2011 compared to 2010 is due to an increase in slot wins of 1.9%, offset by a slight decline in table games wins of 0.6%. Additionally, table games drop remained relatively flat, while table games hold percentage decreased 10 basis points, and slot handle increased by 3.0%.

Food and Beverage: Food and beverage revenues increased by approximately 0.2% during the year ended December 31, 2011 from 2010 primarily due to a decrease in the number of guests served of 0.8%, coupled with a 0.7% decrease in the average guest check.

Room: During the year ended December 31, 2011, we had 853,918 occupied rooms, with an average occupancy rate of 85.7% at an average daily rate of $134.13, compared to 860,416 occupied rooms, with an average occupancy rate of 85.7% at an average daily rate of $131.22 during 2010, the net effect of which resulted in a $1.3 million or a 1.2% increase in room revenue.

Years ended December 31, 2010 and 2009
Overall, gross revenues during the year ended December 31, 2010 increased by $40.8 million, or 4.1%, as compared to 2009. Costs and expenses related to gaming, food and beverage, room and other increased by $10.0 million, or 2.6%, during the year ended December 31, 2010, as compared to 2009.

Gaming: Gaming revenues are significantly comprised of the net win from our table games and slot machine operations. Overall, the $47.5 million, or 6.9%, decrease in gaming revenues during the year ended December 31, 2010 compared to 2009 is due to a decline in table games wins of 15.0% and slot wins of 1.9%. These declines are due to an 8.3% decrease in our table games drop and a 100 basis point decrease in our table games hold percentage and a 3.0% decrease in slot handle. Margins were slightly less negatively impacted by the corresponding declines in table games and slot machine volumes, due to cost containment efforts. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from the weakened economy.

Food and Beverage: Food and beverage revenues increased by approximately 3.0% during the year ended December 31, 2010 from 2009 primarily due to an increase in revenues related to banquets and nightlife sales, which also resulted in an 8.2% increase in related costs.

Room: During the year ended December 31, 2010, we had 860,416 occupied rooms, with an average occupancy rate of 85.7% at an average daily rate of $131.22, compared to 830,081 occupied rooms, with an average occupancy rate of 82.6% at an average daily rate of $133.39 during 2009, the net effect of which resulted in a $2.1 million or 1.8% increase in room revenue.

Other Costs and Expenses
The following costs and expenses are further discussed below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Selling, general and administrative	$126,941	$123,963	$128,164
Maintenance and utilities	61,834	63,435	59,900
Depreciation and amortization	61,745	69,640	78,719
Preopening expenses	229	—	699
Other operating charges, net	1,569	60	(28,606)

Years ended December 31, 2011, 2010 and 2009
Selling, General and Administrative: Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 13.3%, 13.1% and 12.9% during the years ended December 31, 2011, 2010 and 2009, respectively, due to our ongoing cost containment efforts and reduced promotional activities.

Maintenance and Utilities: Maintenance and utilities, as a percentage of gross revenues, were fairly consistent at 6.5%, 6.7% and 6.0% during the years ended December 31, 2011, 2010 and 2009, respectively. There were no major maintenance projects undertaken compared to the prior period.

Depreciation and Amortization: Depreciation and amortization expense decreased by approximately 11.3% during the year ended December 31, 2011 as compared to 2010, and decreased by approximately 11.5% during the year ended December 31, 2010 as compared to 2009. The decrease was due to the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service since the prior period.

Preopening Expenses: We expense certain costs of start-up activities as incurred. We incurred a $0.3 million of preopening expense associated with the rooms renovation at Borgata for the year ended December 31, 2011.

Other Operating Charges, Net: Other operating charges, net generally include losses on the impairment or disposal of certain assets. During the year ended December 31, 2011, other operating charges, net generally included losses on the impairment or disposal of certain assets. We recognized an impairment of our equity method investment in ACES of $1.1 million and losses on asset disposals of $0.9 million offset by $0.4 million of insurance recoveries.

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$84,772	$50,199	$27,668
Average outstanding long-term debt	822,589	757,495	710,078
Average interest rate	9.6%	6.0%	3.5%

Years Ended December 31, 2011 and 2010
Interest expense is incurred on borrowings under our amended credit facility and senior secured notes. The increase of $34.6 million, or 69% in interest expense during the year ended December 31, 2011, as compared to the prior year, is primarily due to higher average interest rates and an increase in average outstanding debt balances, and due to the refinancing impact, the full effect of which was realized in 2011. In addition, as a result of the reduction in borrowing capacity under our amended credit facility, we accelerated $1.0 million of interest expenses, representing the pro-rated amortization of related debt financing costs. At December 31, 2011, the blended interest rate on the amended credit facility and senior secured notes was 4.4% and 9.7%, respectively.

Years Ended December 31, 2010 and 2009
The increase of $22.5 million in interest expense during the year ended December 31, 2010, as compared to the prior year, is primarily due to higher average interest rates and an increase in average outstanding debt balances, due to the refinancing of our debt. In addition, as a result of the termination of our former credit facility in 2010, we wrote-off approximately $2.0 million of unamortized debt financing costs related to such former credit facility.

Income Taxes
The following table presents our provision for state income taxes as a percentage of pre-tax income.

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except percentages)
Provision for state income taxes	$1,738	$5,273	$10,938
Income before provision for state income taxes	10,143	49,494	119,179
Effective state income tax rate	17.1%	10.7%	9.2%

Years Ended December 31, 2011 and 2010
The decrease in state income taxes during the year ended December 31, 2011, as compared to the prior year, is primarily due to a reduction in pretax income. The effective tax rate for 2011, as compared to 2010, increased due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits that are unaffected by our income from continuing operations.

Years Ended December 31, 2010 and 2009
The decrease in state income taxes during the year ended December 31, 2010, as compared to the prior year, is primarily due to a reduction in pretax income. The effective tax rate for 2010, as compared to 2009, increased due to a favorable adjustment in the 2009 interest accrual on our other long-term tax liabilities. The 2009 interest accrual was reduced in connection with the expected state tax impact to our unrecognized tax benefits of certain federal income tax adjustments that have been settled with the IRS for which the state and federal tax treatment should be consistent.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The following discussion highlights the material changes in our financial position as of December 31, 2011 and 2010.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of December 31, 2011 and 2010, we had balances of cash and cash equivalents of $46.2 million and $42.1 million, respectively. In addition, we had a working capital deficit of $8.6 million as of December 31, 2011 and $20.6 million as of December 31, 2010. Our working capital deficit during the current period is primarily due to an increase in interest amounts payable under our senior secured notes, as discussed below.

Our amended credit facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our amended credit facility, as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our amended credit facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

The indenture governing both the 9.5% senior secured notes and the 9.875% senior secured notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under our amended credit facility. At December 31, 2011, the outstanding balance under the amended credit facility was $40.2 million leaving contractual availability of $34.8 million.

If availability does not exist under our amended credit facility, or we are not otherwise able to draw funds on our amended credit facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

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

We cannot provide assurances that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and our amended credit facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Indebtedness
Bank Credit Facility
Significant Terms
On August 6, 2010, MDFC announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million amended payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. MDDC is the guarantor of both the amended credit facility, and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, MDFC entered into an amended credit facility among MDFC, MDDC, certain other financial institutions (each a "Lender", and collectively the "Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The Amendment modifies certain terms of the former credit facility among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The amended credit facility: (i) reduces the aggregate commitments under the amended credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the amended credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting us from borrowing under the amended credit facility, to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

As the amended credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under our amended credit facility have priority in payment to the senior secured notes.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the amended credit facility.

Interest Rate
Outstanding borrowings under the amended credit facility accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the amended credit facility. In addition, a commitment fee is incurred on the unused portion of the amended credit facility ranging from 0.50% per annum to 1.00% per annum.

At December 31, 2011, the outstanding balance under the amended credit facility was $40.2 million, which bore an interest rate of 4.4%. Contractual availability under the amended credit facility at December 31, 2011 was $34.8 million.
Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (as defined in the amended credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, specifically the minimum Consolidated EBITDA, which, at December 31, 2011, was $160.0 million.

Debt Financing Costs
In conjunction with the amended credit facility, during the years ended December 31, 2011 and 2010, we incurred approximately $1.2 million and $3.0 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility. During the year ended December 31, 2011, we also accelerated the amortization of approximately $1.0 million of the net outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under the amended credit facility. During the year ended December 31, 2010, we accelerated the amortization of approximately $2.0 million of the remaining deferred loans fees associated with our former credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at December 31, 2011.

At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the 2015 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest to the applicable redemption date.
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at December 31, 2011.

At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the 2018 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
Original Issue Discount
The original issue discounts have been recorded as an offset to the principal amounts of these notes and are being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2011, the effective interest rate on the 9.5% senior secured notes due 2015 and the 9.875% senior secured notes due 2018 was 10.2% and 10.3%, respectively.

Repurchase of Senior Secured Notes
During the year ended December 31, 2011, we repurchased and retired $8.5 million, principal amount, in total, of our senior secured notes, which included $2.0 million of the 9.5% senior secured notes and $6.5 million of the 9.875% senior secured notes. The total purchase price of the notes was $8.2 million, resulting in a gain of less than $0.1 million, net of associated deferred financing fees, which is recorded as a gain on early retirement of debt in other operating charges, net in our consolidated statement of operations during the year ended December 31, 2011.

Cash Flows Summary
Years Ended December 31, 2011 2010 and 2009

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$66,446	$146,197	$184,738
Cash flows from investing activities:
Capital expenditures	(32,626)	(15,663)	(15,107)
Insurance proceeds for replacement assets	356	—	17,603
Investment in unconsolidated subsidiary	—	(1,060)	(2,707)
Net cash used in investing activities	(32,270)	(16,723)	(211)
Cash flows from financing activities:
Borrowings under amended credit facility	741,300	686,643	851,283
Payments under amended credit facility	(762,000)	(1,305,362)	(912,200)
Payments to repurchase senior secured notes	(8,198)	—	—
Net proceeds from issuance of senior secured notes	—	773,176	—
Debt financing costs, net	(1,153)	(7,255)	(135)
Distributions to member	—	(281,471)	(120,271)
Net cash used in financing activities	(30,051)	(134,269)	(181,323)
Increase (decrease) in cash and cash equivalents	$4,125	$(4,795)	$3,204

We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our amended credit facility.

Cash Flows from Operating Activities
During the year ended December 31, 2011, we generated operating cash flow of $66.4 million, compared to $146.2 million in 2010 and $184.7 million in 2009. Operating cash flow decreased due to our reduced net income during the year ended December 31, 2011 as compared to 2010, as well during the year ended December 31, 2010 compared to 2009, primarily attributable to an increase in interest costs of $34.6 million and $22.5 million, respectively. The increase in interest cost resulted from higher average interest rates and an increase in average outstanding debt balances due to our issuance of the senior secured notes discussed above.

Cash Flows Used in Investing Activities
Acquisition of property and equipment during the year ended December 31, 2011, 2010 and 2009 was $32.6 million, $15.7 million and $15.1 million, respectively. Cash paid for capital expenditures during the year ended December 31, 2011 included amounts spent for food and beverage facilities, slot products and the commencement of our hotel renovation. Cash paid for capital expenditures during the year ended December 31, 2010 included renovations to the casino floor, slot products and the renovation and refurbishment of all of the Fiore suites at the Borgata hotel. Capital expenditures during the year ended December 31, 2009 were relatively minor, as no significant expansion or improvement projects were ongoing during the period.

Cash Flows Used in Financing Activities
Depending on our cash flow needs, we borrow and repay amounts under our amended credit facility to manage our overall cash position. As discussed above, we closed our $950 million debt financing during the year ended December 31, 2010, consisting of the establishment of an amended credit facility, which as amended provides for $75 million of availability, and the issuance of $800 million of aggregate principal amount of notes. In connection with closing of the amended credit facility and the notes, the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011, was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. As a result of the termination, we wrote-off approximately $2.0 million of unamortized debt financing costs associated with the former credit facility. MDFC received net proceeds of $773.2 million in connection with its issuance of the senior secured notes.

We are prohibited from making certain distributions to our member, pursuant to the terms of our amended credit facility; and accordingly, we did not make any distributions during the year ended December 31, 2011. Distributions to our member were $281.5 million during the year ended December 31, 2010, including a one-time distribution of an aggregate of approximately $240 million to Boyd, on behalf of BAC, and the Divestiture Trust upon our debt refinancing, as discussed above. We distributed $120.3 million to our member during the year ended December 31, 2009.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our amended credit facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.
Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.6 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, Borgata may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Our CRDA obligations for the years ended December 31, 2011, 2010 and 2009 were $8.1 million, $8.1 million and $8.7 million, respectively, of which valuation provisions of $3.5 million, $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million was not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due. As a result, we expensed our pro rata share of the $90 million, approximately $15.0 million, based on our actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $5.1 million, $5.1 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. During the year ended December 31, 2011, we incurred expense of $0.9 million for our pro rata share of the initial contribution to the ACA.

Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not presently have any future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our estimated total capital expenditures for 2012 are expected to be approximately $59 million and are primarily comprised of our room renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2011:

	Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Contractual obligations:
Senior secured notes, at face	$791,500	$—	$—	$—	$398,000	$—	$393,500
Amended credit facility	40,200	—	—	40,200	—	—	—
Interest obligations	400,585	76,668	76,668	76,668	68,686	38,858	63,037
Operating leases	338,481	6,820	6,062	5,870	5,753	5,735	308,241
Other commitments	118,466	30,978	13,271	13,271	13,271	13,271	34,404
Total contractual obligations	$1,689,232	$114,466	$96,001	$136,009	$485,710	$57,864	$799,182

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the following:

ACES
We previously entered into an agreement with two other Atlantic City casinos to form ACES. With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September, 2011, and accordingly, the joint venture agreement terminated in January 2012, which will force a liquidation of the joint venture's assets. We recorded a non-cash impairment charge related to our investment in ACES of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidation value.

Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of its rooms expansion. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.6 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class

Indemnification Obligations
We have entered into certain agreements that contain indemnification provisions. In addition, our Amended and Restated Certificate of Incorporation and Restated Bylaws (in the case of MDFC) and our Operating Agreement (in the case of MDDC) contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

Letter of Credit
We had no outstanding letters of credit as of December 31, 2011.

Special Purpose Entities
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

At each December 31, 2011 and 2010, over 99% of our casino accounts receivable was owed by customers from the United States, with a further concentration from customers in the Northeast.

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

The following table presents key statistics related to our casino accounts receivable:

	December 31,
	2011	2010
	(in thousands)
Casino accounts receivable	$52,338	$48,039
Allowance for casino doubtful accounts receivable	23,519	23,251
Allowance as a percentage of casino accounts receivable	44.9%	48.4%
Percentage of casino accounts receivable aged over 365 days	38.2%	41.4%

At December 31, 2011, a 100 basis-point increase in the percentage of casino accounts receivable aged over 365 days would change the provision for doubtful accounts by $0.5 million, based solely on applying the standard reserving methodology to these receivables.

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

Developing an opinion of land value is typically accomplished using a sales comparison approach by analyzing recent sales transactions of similar sites. Potential comparables are researched and the pertinent facts are confirmed with parties involved in the transaction. This process fosters a general understanding of the potential comparable sales and facilitates the selection of the most relevant comparables by the appraiser. Valuation is typically accomplished using a unit of comparison such as price per square foot of land or potential building area. Adjustments are applied to the unit of comparison from an analysis of comparable sales, and the adjusted unit of comparison is then used to derive a value for the property.

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

The income approach focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected before-tax cash flows attributable to the asset over its life and converting these before-tax cash flows to present value through capitalization or discounting. The process uses a rate of return that accounts for both the time value of money and risk factors. There are two common methods for converting net income into value, those methods are the direct capitalization and discounted cash flow methods ("DCF"). Direct capitalization is a method used to convert an estimate of a single year's income expectancy into an indication of value in one direct step by dividing the income estimate by an appropriate capitalization rate. Under the DCF method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a specific internal rate of return or a yield rate, because net operating income of the subject property is not fully stabilized.

Our long-lived assets were carried at $1.3 billion at December 31, 2011, or 90.2% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

We did not identify any events or circumstances which required us to evaluate impairment of any of these assets during the year ended December 31, 2011.

Determination of Self- Insured Reserves
We are currently self-insured up to $75 million, $1 million $0.25 million and $0.2 million with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Self-insurance reserves include accruals of estimated settlements for known claims (“Case Reserves”) as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case Reserves represent estimated liability for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

We have relied upon an industry-based method to establish our self-insurance reserves, which projects the ultimate losses estimated by multiplying the exposures by a selected ultimate loss rate. The selected ultimate loss rates were determined based on a review of ultimate loss rates for prior years, adjusted for loss and exposure trend, and benefit level changes. We believe this method best provides an appropriate result, given the maturing experience and relative stabilization of our claims history. Loss rates are based on industry Loss Development Factors (“LDFs”). Industry LDFs are from various national sources for general liability claims, and we utilize the most recent information available, although there is some lag time between compilation and publishing of such reports, during which unfavorable trends or data could emerge, which would not be reflected in our reserves.

For general liability claims, we use gross revenues as weights, and apply to a weighted average industry LDF to yield an initial expectation of the ultimate loss amount. The paid LDFs are used to determine the percentage of the expected ultimate loss that is expected to be unpaid as of the reserving date. This future unpaid percentage is multiplied by the expected ultimate losses to derive the expected future paid losses. As a loss year matures, the expected future paid losses are replaced by actual paid losses.

Using the year ending December 31, 2011 as a static period, a 5% increase in the LDF applied to compute our guest claims reserve would result in an increase of less than $0.4 million in our guest claims reserve.

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

Recently Issued Accounting Pronouncements
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Accounting Standards Update 2011-09 Employer's Participation in Multiemployer Benefit Plans ("Update 2011-09")
In September 2011, the Financial Accounting Standards Board ("FASB") issued Update 2011-09 which is an amendment to Topic 715-80 of the Accounting Standards Codification ("ASC").

The objective of Update 2011-09 is to amend ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other post-retirement benefits. The objective of Update 2011-09 is to enhance transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer's participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer's commitments to the plans.

We adopted Update 2011-09 during the year ended December 31, 2011. Update 2011-09 did not have a material impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBOR rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our amended credit facility. We do not enter into market risk sensitive instruments for trading purposes.

Borrowings under our amended credit facility are based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the amended credit facility.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, specifically our debt obligations, and presents principal cash flows and related weighted-average interest rates by expected maturity dates.
The scheduled maturities of our long-term debt outstanding as of December 31, 2011duirng future years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In thousands, except percentages)
Long-term debt:
Fixed-rate	$—	$—	$—	$398,000	—	$393,500	$791,500	$736,185
Average interest rate	9.7%	9.7%	9.7%	9.7%	9.9%	9.9%	9.8%
Variable-rate	$—	$—	$40,200	$—	—	$—	$40,200	$40,200
Average interest rate	4.4%	4.4%	4.4%	—%	—%	—%	4.4%

As of December 31, 2011, our long-term variable rate borrowings represented approximately 5% of our total long-term debt. Our senior secured notes bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations. We do not utilize market risk sensitive instruments for trading purposes. Based on December 31, 2011 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $0.4 million.
The following table provides other information about our long-term debt at December 31, 2011.

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Amended credit facility	40,200	40,200	40,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total long-term debt	$831,700	$809,808	$776,385
The estimated fair value of our amended credit facility at December 31, 2011 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of December 31, 2011.

ITEM 8.	Financial Statements and Supplementary Data
The information required by this Item is contained in Item 15(a) of this Annual Report on Form 10-K under Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2011.

ITEM 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report is located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2011, based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year.
Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Member of
Marina District Development Company, LLC and Subsidiary:

We have audited the internal control over financial reporting of Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 30, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, NV
March 30, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The names, ages and positions of each of the directors and executive officers of MDFC, as of December 31, 2011, are set forth below. Each of MDFC's directors also serves as a director or executive officer of Boyd. In addition, each of MDFC's executive officers also serves as an executive officer or director of Boyd. None of MDFC's directors or executive officers receives any additional compensation for their service to MDFC or MDDC.

Board of Directors

Name	Age	Position
William S. Boyd	80	Director
Marianne Boyd Johnson	53	Director
Keith E. Smith	51	Director and President

William S. Boyd
William S. Boyd has served as a director of MDFC since November 2007 and as a director MDDC since May 16, 2002. Mr. Boyd has served as a director of Boyd since its inception in June 1988 and as Chairman of its Board of Directors since August 1988. Mr. Boyd has served as the Executive Chairman of the Board of Directors of Boyd since January 2008, and he previously held the position of Chief Executive Officer of Boyd from August 1988 through December 2007. A co-founder of California Hotel and Casino, Mr. Boyd has been a director of that company since its inception in 1973, and he has held several offices with that company, including having served as its President. Prior to joining California Hotel and Casino, Mr. Boyd practiced law in Las Vegas for 15 years. Between 1970 and 1974, he also was Secretary, Treasurer and a member of the board of directors of the Union Plaza Hotel and Casino. Mr. Boyd has served as Vice Chairman of the board of directors of the American Gaming Association and for the past ten years, has been on the board of directors and the President of the National Center for Responsible Gaming. Mr. Boyd is also a member of the board of directors of Western Alliance Bancorporation. Mr. Boyd is the father of Marianne Boyd Johnson who is a director of MDFC, a manager and officer of MDDC, and a director and officer of Boyd. In concluding that Mr. Boyd should serve as a director of MDFC, Boyd's Corporate Governance and Nominating Committee considered his significant career long contributions and leadership with respect to Boyd and the gaming industry, which spans more than 40 years, in addition to his background in the legal profession.

Marianne Boyd Johnson
Marianne Boyd Johnson has served as a director of MDFC since April 2005 and as Vice President of MDFC from April 2005 to May 2010 and as a manager and Vice President of MDDC since April 1, 2005. Ms. Boyd has served as Vice Chairman of Boyd's Board of Directors since February 2001 and has been a director since September 1990. Ms. Johnson has served as Executive Vice President of Boyd since January 2008. She also serves as chief diversity officer of Boyd. Ms. Johnson previously held the position of Senior Vice President of Boyd from December 2001 through December 2007; and prior to being elected Senior Vice President, she had served as Vice President of Boyd since September 1997. From 1976 until September 1990, she held a variety of operations positions with Boyd. Ms. Johnson also serves on the board of directors of Western Alliance Bancorporation. Ms. Boyd Johnson is the daughter of William S. Boyd who is a director of MDFC, a manager of MDDC, and a director and officer of Boyd. In concluding that Ms. Boyd Johnson should serve as a director of MDFC, Boyd's Corporate Governance and Nominating Committee considered her significant “ground up” operations and management experience with Boyd, including 20 years as a member of Boyd's board of directors, which she contributes coupled with her service on other boards and community organizations.

Keith E. Smith
Keith E. Smith has served as the President and a director of MDFC since May 2008 and as a manager of and Vice President of MDDC since May 12, 2005. Mr. Smith has been President and a director of Boyd since April 2005, and he has served as Chief Executive Officer since January 2008. Mr. Smith served as the Chief Operating Officer of Boyd from October 2001 through December 2007, and prior to being appointed President, Mr. Smith had served as Boyd's Executive Vice President since May 1998. Mr. Smith joined Boyd in September 1990, serving in various controllership positions, the last of which was Senior Vice President and Controller. In 2005, Mr. Smith was appointed to the Board of the Nevada Resort Association and has served as Chairman since December 2008. Mr. Smith has been a member of the board of directors of the American Gaming Association since January 2008, including serving as it Chairman in 2010 and 2011. From 2005 to January 2011, he served as Vice Chairman of the Las Vegas Convention and Visitors Authority. In January 2012, Mr. Smith was appointed by the Federal Reserve Bank of San Francisco to serve as Chairman of the board of directors of its Los Angeles Branch, and he has served as a director on that board since January 2009. In concluding that Mr. Smith should serve as a director of MDFC, Boyd's Corporate Governance and

Nominating Committee considered his in-depth and strategic operations, management and financial knowledge of the gaming industry, which he possesses from his over 25 years in the gaming industry, including over 20 years with Boyd.

Executive Officers

The executive officers of MDFC as of December 31, 2011, were as follows:

Name	Age	Title
Keith E. Smith	51	President of MDFC; President, Chief Executive Officer and Director of Boyd
Robert L. Boughner	59	Executive Vice President and Chief Operating Officer of MDFC; Executive Vice President, Chief Business Development Officer and Director of Boyd
Paul J. Chakmak	47	Vice President and Secretary of MDFC; Executive Vice President and Chief Operating Officer of Boyd
Josh Hirsberg	50	Vice President, Chief Financial Officer and Treasurer or MDFC; Senior Vice President, Treasurer and Chief Financial Officer of Boyd

Robert L. Boughner
has served as the Executive Vice President and Chief Operating Officer of MDFC since May 2010. He has also been the President and Chief Operating Officer of MDDC since January 2009, and previously served as its Chief Executive Officer from January 1999 through June 2006. Mr. Boughner has served as a director of Boyd since April 1996 and has more than 25 years of senior management experience with Boyd. In December 2009, Mr. Boughner was named Executive Vice President and Chief Business Development Officer for Boyd. He also continues to serve as President and Chief Executive Officer of Echelon Resorts Corporation, a wholly owned subsidiary of Boyd, which positions he has held since July 2005. Prior to his involvement with Echelon, Mr. Boughner had held the position of Chief Executive Officer of MDDC from January 1999 through June 2006. Prior to his initial service with MDDC, Mr. Boughner had served as Chief Operating Officer and Senior Executive Vice President of Boyd, from April 1990 and May 1998, respectively, through October 2001. He is active in civic and industry affairs and currently serves on the board of directors of Bank of Nevada and Southwest Gas Corporation.

Paul J. Chakmak
has served as Vice President and Secretary of MDFC since May 2010 and was the Vice President and Treasurer from April 2004 to May 2010. He has also been Boyd's Executive Vice President and Chief Operating Officer since January 2008. Mr. Chakmak joined Boyd in February 2004 as its Senior Vice President-Finance and Treasurer, and was appointed Executive Vice President, Chief Financial Officer and Treasurer in June 2006.

Josh Hirsberg
was appointed Vice President, Chief Financial Officer and Treasurer of MDFC in May 2010. He has served as MDDC's Principal Accounting and Financial Officer since May 14, 2010. Mr. Hirsberg has also been Senior Vice President, Chief Financial Officer and Treasurer of Boyd since January 2008. Prior to his position with Boyd, Mr. Hirsberg served as the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development concern. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah's Entertainment.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable. MDFC does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics
As MDFC's directors and officers overlap with Boyd, MDFC does not have a separate code of ethics; however, Boyd has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each of those directors and executive officers of MDFC who are directors or officers of Boyd. Boyd's Code of Ethics is posted on its website at www.boydgaming.com. Any waivers or amendments to Boyd's Code of Ethics will be posted on Boyd's website.

Director Independence and Committees
The MDFC board of directors consists of three directors, all of whom also serve on the board of directors of Boyd. One of our directors, Mr. Smith, is also an executive officer of MDFC and MDDC and an executive officer and director of Boyd. Our other two directors, Mr. Boyd and Ms. Boyd Johnson, are executive officers and directors of Boyd. Boyd's board of directors has determined that none of the members of the MDFC board of directors is “independent,” as (i) defined in Section 303A of the New York Stock Exchange Listed Company Manual (applicable to Boyd because its common stock is listed on the New York Stock Exchange) and (ii) within the meaning of Boyd's internal director independence standards. Each of the directors and executive officers of MDFC were selected because of their affiliation with Boyd, who, through its wholly-owned subsidiary, BAC, and MDDHC, the parent company of MDDC, is responsible for the operations and management of MDDC and MDFC.

MDFC does not have a standing audit committee, compensation committee or nominating committee. In addition, MDFC does not have an audit committee financial expert, and is not required to as it is not a “listed issuer” under the Exchange Act.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis
Overview
Each of MDFC's Named Executive Officers, as identified in the Summary Compensation Table below, also serves as an executive officer, and is a Named Executive Officer, of Boyd. None of the Named Executive Officers receives any additional compensation for their service to MDFC, and neither MDFC nor MDDC separately provides any compensation to any of the Named Executive Officers. For the purpose of this Compensation Discussion and Analysis section of this prospectus, the terms “we,” “our,” “us” and the “Company” refer collectively to Boyd, MDFC and MDDC, unless otherwise indicated.
Boyd compensates the Named Executive Officers (as identified in the Summary Compensation Table below) primarily through base salary and short and long-term incentive compensation. Boyd's executive compensation practices are designed to be competitive with comparable employers in its industry, to closely align compensation with its annual objectives and long-term goals, to reward above-average corporate performance, to recognize individual initiative and achievements, and to assist it in attracting and retaining qualified executives.
Executive Summary
With the uncertainty related to the recession and its significant impact on the gaming industry and Boyd's business, the Compensation and Stock Option Committee of Boyd's board of directors (the “Compensation Committee) generally continued with its conservative approach to its compensation programs in fiscal 2011. Highlighted below are some of the key actions and decisions with respect to Boyd's executive compensation programs for fiscal 2011, as approved by the Compensation Committee following input, analysis and recommendations from Boyd's management and Boyd's compensation consultant, Exequity.

•
Base Salary Freeze 2011.    With the ongoing economic uncertainty generally and within the gaming industry, the Compensation Committee decided not to award base salary increases to the Named Executive Officers in 2011 for a third straight year, as part of Boyd's company-wide restriction on salary increases for those employees making $75,000 or more and who participate in a short-term (or annual) bonus plan, including the Named Executive Officers.

•
Short-Term Bonus.    For 2011, the Compensation Committee approved a return to an annual incentive plan featuring specific, objective performance-based criteria, with 2011 performance measured by Boyd's performance relative to its operating budget, as approved by Boyd's board of directors. The approved annual incentive plan for 2011 was established at a reduced level, such that if Boyd achieved the performance target, each of the Named Executive Officers would receive an award equal to approximately sixty-five percent (65%) of their respective historical target short-term bonus awards. In fiscal year 2011, Boyd's corporate performance achieved was approximately 101% of its target operating budget. Accordingly, the Compensation Committee approved the payment of short-term bonuses to the Named Executive Officers that equated to approximately sixty-seven and one-half percent (67.5%) of each of their respective historical target awards.

•
Equity Compensation.    In late 2011, the Compensation Committee approved a structural modification to Boyd's long-term incentive equity compensation for the Named Executive Officers to include performance-based restricted stock units (“Performance Shares”). The Compensation Committee granted the Named Executive Officers equity awards that allocated roughly one-third of the intended value of the equity compensation to each of stock options, restricted stock units (“RSUs”) and Performance Shares. The shift to Performance Shares, which blend the attributes of RSUs with certain performance metrics, is intended to enhance the long-term compensation incentive by providing an equity vehicle that is tied to performance against pre-established goals, but subject to less risk from stock price volatility.

•
Director Stockownership Guidelines. Boyd maintains guidelines that require its independent directors to hold stock in Boyd equal to at least five (5) times the annual cash retainer received by such independent director. In 201l, the Corporate Governance and Nominating Committee of Boyd's board of directors amended its stock ownership guidelines for its independent directors. Pursuant to the amended guidelines, each independent director is required to hold at least twenty-five percent (25%) of their required equity position through the direct ownership of shares of

Boyd's common stock.

•
Risk Considerations.    As a part of its review in 2011 of Boyd's compensation practices and policies, the Compensation Committee evaluated risks associated with Boyd's compensation programs. The Compensation Committee undertook an annual evaluation of Boyd's compensation risk. The Compensation Committee concluded that Boyd's compensation policies and practices for fiscal 2011 do not create risks that are reasonably likely to have a material adverse effect on Boyd.

•
2012 Compensation. During 2011, the Compensation Committee, with assistance from Exequity, conducted a detailed review of Boyd's executive compensation to evaluate, amongst other things, the competitiveness and effectiveness of Boyd's executive compensation programs. In its evaluation, the Compensation Committee analyzed and considered the 2011 Executive Compensation Review prepared by Exequity (the “2011 Compensation Study”) and various other factors, including without limitation, the following: (i) base salaries have been frozen for three years for Boyd's senior management team, including its Named Executive Officers; (ii) the short-term incentive bonus plan has been funded, if at all, on a reduced level; (iii) the long term, equity compensation component has not provided the intended benefits to its Named Executive Officers for several years; and (iv) the significant and exemplary efforts by its management team to successfully guide Boyd through the recession. Following such analysis and in-line with certain findings and recommendations in the 2011 Compensation Study, the Compensation Committee determined that it was appropriate to update certain elements of compensation for the Named Executive Officers for 2012 as follows: (i) the base salaries for Mr. Chakmak and Mr. Hirsberg were increased by $75,000 and $50,000, respectively; and (ii) short-term target bonus award potential, stated as a percentage of base salary, for the Named Executive Officers, other than Mr. Hirsberg, was increased by ten percent (10%) and Mr. Hirsberg's short-term target bonus award potential, stated as a percentage of his base salary, was increased twenty percent (20%). Base salaries for the Named Executive Officers were kept at 2011 levels. Further, the Compensation Committee approved the continuation of Boyd's annual incentive plan for 2012 utilizing the same objective performance-based measures as in 2011 - Boyd's performance relative to operating budget, as approved by Boyd's board of directors.

Process.
The compensation process consists of establishing an overall compensation target for each senior executive and then allocating that compensation among base salary and short-term and long-term incentive compensation. At the senior-most corporate levels, Boyd designs the incentive compensation to primarily reward company-wide performance. In establishing compensation, the Compensation Committee, among other things:

•	reviews with management Boyd's cash and other compensation policies for all of its employees;

•	reviews the performance of the Named Executive Officers and all components of their compensation;

•	evaluates the effectiveness of the overall executive compensation program on a periodic basis; and

•	administers Boyd's stock and bonus plans and, within the terms of the respective plan, determines the terms and conditions of the issuances thereunder.
In addition, the Compensation Committee annually reviews and approves corporate goals and objectives relative to Boyd's Chief Executive Officer's compensation, evaluates his compensation in light of such goals and objectives, and has the sole authority to set the Chief Executive Officer's compensation based on this evaluation. For 2011, the Compensation Committee, independent of management, determined the compensation arrangements for Boyd's Chief Executive Officer, Keith E. Smith. The Compensation Committee approved the compensation arrangements of the other Named Executive Officers after reviewing the recommendations of Boyd's Chief Executive Officer. In addition to its annual review of compensation levels, the Compensation Committee may, from time to time, review compensation practices and programs and generally has the authority, subject to any existing contractual or other rights of participants, to modify or terminate those practices and programs.
Boyd has historically engaged compensation consultants to assist it in the evaluation of its compensation practices and programs. In 2011, Exequity was engaged to provide a compensation study consistent with prior years and to assist the Compensation Committee in its detailed review of executive compensation, including providing analysis and recommendations with respect to 2012 base salaries, short-term bonus target awards and long-term equity compensation as well as overall executive compensation policies in general. Further, in 2011 Exequity was engaged to perform a director compensation study for the independent members of Boyd's board of directors.
Objectives of Boyd's Compensation Program
Boyd's compensation program is designed to reward an executive officer's current contribution to Boyd, as well as the officer's impact and involvement in Boyd's future performance. The compensation of the Named Executive Officers is set at levels that are intended to be competitive with other leading companies in the gaming and hospitality industries, which generally fall into three categories: (i) core gaming companies; (ii) gaming technology companies; and (iii) resort hotel operator companies.

Specifically, during 2011, Boyd generally compared the compensation paid to its executive officers with the compensation paid to executive officers at Ameristar Casinos, Inc.; Churchill Downs, Inc.; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Resorts International; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Wynn Resorts, Ltd.; Bally Technologies, Inc.; International Game Technology; Scientific Games Corp.; WMS Industries, Inc.; Choice Hotels International, Inc.; Gaylord Entertainment, Co.; Hyatt Hotels Corp.; Life Time Fitness, Inc.; Vail Resorts, Inc.; and Wyndham Worldwide Corp.

The Compensation Committee evaluates the compensation of the Named Executive Officers against the compensation levels found among this group, including in 2011 through the review of the 2011 Compensation Study, which covers Boyd's top five highest paid executives, excluding its Executive Chairman. The Compensation Committee generally seeks to ensure that each of the Named Executive Officer's compensation is competitive with similarly situated employees at other companies within this group. However, the Compensation Committee did not benchmark compensation in 2011. The Compensation Committee also considers general market surveys and trends, as well as industry-specific group compensation, as part of the multiple factors it considers in setting executive compensation.

In addition, Boyd designed its compensation program to further align the compensation of the Named Executive Officers, as well as members of its Management Committee, with its future performance and strategic objectives, including through the addition of Performance Shares as a meaningful component of their long-term incentive equity compensation. Boyd's Management Committee plays an active and critical role in the leadership and strategy for the development, operations and growth of Boyd. During 2011, the Management Committee included certain members of Boyd's senior management team, including Messrs. Smith, Boyd and Boughner. Mr. Hirsberg, who is a member of Boyd's senior management, became a member of the Management Committee in February 2012.

Primary Components of Boyd's Executive Compensation Program
There are three primary components of Boyd's executive compensation program:

•	base salary;

•	short-term bonus; and

•	long-term incentive compensation (equity compensation).

Base Salary
Boyd provides its Named Executive Officers with a base salary that it believes is competitive and that corresponds and fairly relates to their status and accomplishments, both professionally and within its industry. Salaries are reviewed annually and in certain instances have been adjusted to recognize individual performance, promotions, competitive compensation levels and other subjective factors.

The Compensation Committee, independent of management, determined the compensation of Boyd's Chief Executive Officer, including his base salary. For the other Named Executive Officers, Boyd's Chief Executive Officer made recommendations regarding compensation to the Compensation Committee for their review and approval. Where appropriate, the Compensation Committee and Boyd's Chief Executive Officer have historically considered the following factors in establishing or recommending, as applicable, the compensation for the Named Executive Officers:

•	the Named Executive Officer's qualifications, experience, scope of responsibilities, time in a particular role and anticipated future performance;

•
the Named Executive Officer's role within Boyd, including, where applicable, the role on various corporate committees, such as the Management Committee, the Corporate Compliance Committee and the Diversity Committee;

•	the overall performance of the Named Executive Officer;

•	the overall performance of Boyd;

•	competitive pay practices at other select companies within the gaming and hospitality industries, as identified above; and

•	compensation analysis performed for us by the compensation consultants.

In light of the continuing economic challenges stemming from the recession, the base salaries of the Named Executive Officers were kept frozen at 2008 levels for the third consecutive year in 2011. Late in 2011, the Compensation Committee determined, after consultation with Exequity and review and consideration of the 2011 Compensation Study, to increase base salaries for Mr. Chakmak and Mr. Hirsberg for 2012 in the amounts of $75,000 and $50,000, respectively. The Compensation Committee determined that this increase was warranted in order to maintain the competitiveness of base salaries, particularly as compared to other core gaming companies, and to update compensation following a three year freeze on base salary levels. The base salaries for the other Named Executive Officers will remain unchanged in 2012.

Short-Term Bonus
The Named Executive Officers are eligible to receive short-term (or annual) bonuses under Boyd's 2000 Executive Management Incentive Plan (“2000 MIP”). Bonus awards under the 2000 MIP are generally set as a percentage of base salary, with the specific target percentage determined by the participant's position, level and scope of responsibility within Boyd so that highly compensated executives receive a relatively larger percentage of their total compensation in the form of bonuses and other incentive based vehicles.

For 2011, the Compensation Committee approved the return to Boyd's historical compensation practice of awarding cash bonuses primarily based upon achievement of specific, predetermined objective performance targets. Boyd had routinely followed this practice historically, except for fiscal years 2009 and 2010 when the Compensation Committee had approved a discretionary short-term bonus program, as the economic adversity facing the gaming industry and the national economy had made traditional corporate performance-based measurements too unpredictable to be utilized as a viable incentive tool.

Due to the lingering impacts of the recession on Boyd's business levels, the Compensation Committee adopted a more conservative short term target incentive award structure for 2011. For the Named Executive Officers, the short-term bonus potential for 2011 was established based on a reduced target bonus opportunity equal to approximately sixty-five percent (65%) of the historical target bonus award used for each of the Named Executive Officers over the past four years. The performance target was performance against Boyd's 2011 operating budget, measured based on EBITDA (earnings before interest, taxes, depreciation and amortization) Note, EBITDA is a non-GAAP financial measure. For supplemental financial data and corresponding reconciliation of EBITDA to U.S. generally accepted accounting principles (“GAAP”), please see Note 20 to Boyd's financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Non-GAAP measures should be viewed in addition to, and not as an alternative for, financial results prepared in accordance with GAAP. , as approved by Boyd's board of directors. For 2011, Boyd's approved operating budget was EBITDA of $353 million, as adjusted. As a percentage of base salary, for each of the Named Executive Officers the short-term bonuses were awarded under the following parameters:

	2011 Threshold	2011 Target	2011 Maximum
Executive	Bonus	Bonus	Bonus
Keith E. Smith	40.00%	65.00%	100.00%
Robert L. Boughner	30.00%	48.75%	75.00%
Paul J. Chakmak	30.00%	48.75%	75.00%
Josh Hirsberg	16.00%	26.00%	40.00%

The minimum or threshold bonus represents approximately forty percent (40%) of the historical target bonus award for each Named Executive Officer and would have been earned at a performance level of 90% of the approved operating budget. The maximum bonus represents the Named Executive Officer earning their historical target bonus level and a maximum pay-out would have been earned at a performance level of at least 115% of budget. No short term bonus awards would have been earned for a performance level of less than 90% of the approved operating budget.

Based on Boyd's 2011 performance with EBITDA slightly above budget, the Compensation Committee approved short-term bonus payments that equaled approximately 101% of the target bonus level, or about sixty seventy and one-half percent (67.5%) of each Named Executive Officer's historical target bonus award amount. The amount of each Named Executive Officer's bonus is set forth below in the “Non-Equity Inventive Plan Compensation” column of the Summary Compensation Table.

For 2012, the Compensation Committee again utilized the achievement of predetermined, objective performance targets for short-term bonus awards and set the target as performance against Boyd's 2012 operating budget, as approved by its board of directors, measured based on EBITDA. Additionally, for 2012, following its review of executive compensation and in consultation with Exequity, the Compensation Committee approved increases to the short-term bonus target award levels for the Named Executive Officers. In determining that these increases were appropriate, the Compensation Committee weighed various factors, including without limitation: (i) the gradual stabilization of the economy both generally and within the gaming industry and the exemplary efforts by the management team in guiding us through the recession, (ii) that short-term bonuses have been paid at reduced levels or have not been paid over the last few years, (iii) competitive pay practices and (iv) the need to incentivize the executives to remain highly motivated and focused on providing strong management as Boyd emerges from the recession. For each of the Named Executive Officers, other than Mr. Hirsberg, the short-term bonus target award percentage, stated as a percentage of their respective base salaries, were increased by 10% for 2012. Mr. Hirsberg's target award percentage was increased by 20%, in part, in anticipation of his appointment to Boyd's Management Committee, in early 2012.

As a result, for 2012 the approved short-term bonus parameters for the Named Executive Offers are as follows:

	2011 Threshold	2011 Target	2011 Maximum
Executive	Bonus	Bonus	Bonus
Keith E. Smith	82.50%	65.00%	100.00%
Robert L. Boughner	30.00%	48.75%	75.00%

1.
Note, EBITDA is a non-GAAP financial measure. For supplemental financial data and corresponding reconciliation of EBITDA to U.S. generally accepted accounting principles (“GAAP”), please see Note 20 to Boyd's financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Non-GAAP measures should be viewed in addition to, and not as an alternative for, financial results prepared in accordance with GAAP.

	2011 Threshold	2011 Target	2011 Maximum
Executive	Bonus	Bonus	Bonus
Paul J. Chakmak	63.75%	85.00%	127.00%
Josh Hirsberg	45.00%	60.00%	90.00%

The potential award payout levels are proportionately increased or decreased based on the actual achievement relative to Boyd's 2012 approved operating budget. No short term bonus awards will be earned for a performance level of less than 90% of the approved operating budget. A minimum award pay-out would be earned at a performance level of 90% of the approved budget and would result in a payout award potential of 75% of the Named Executive Officer's target bonus amount. A maximum pay-out would be earned at a performance level of at least 120% of budget and would result in a payout award potential of 150% of the Named Executive Officer's target bonus amount.

Long-Term Compensation
Boyd believes that the long-term compensation component should serve as both an incentive for achieving longer term company performance goals and as a retention tool for its executives. Prior to 2008, Boyd provided long-term compensation to its Named Executive Officers in the form of long-term cash bonuses granted under its 2000 MIP and equity incentive awards granted under its 2002 Stock Incentive Plan. Given the recession and its impact on the gaming industry, beginning in 2008 the Compensation Committee replaced its historical practice of granting long-term cash awards with an increase in the grant of equity awards, principally in the form of RSUs which it believes are a more efficient and useful compensation vehicle for performance incentive and executive retention purposes than cash awards. In 2011, as Boyd has done since 2008, all of the long-term compensation awards granted to the Named Executive Officers were in the form of equity awards.

Equity Compensation
Boyd believes that a significant component of the compensation paid to its executives over the long-term should be comprised of equity-based compensation. Boyd also believes that stock price appreciation and stock ownership in Boyd are valuable incentives to its executives and that the grant of equity awards to them serves to further align their interests with the interests of its stockholders as a whole and to encourage them to manage the Company in its best long-term interests.

The Compensation Committee determines the type of equity awards that are to be granted to the Named Executive Officers, which have over recent years (beginning back in 2008) consisted of grants of stock options and RSUs under Boyd's stock incentive plans. Prior to 2011, stock options were the primary source of equity compensation to the Named Executive Officers. For members of Boyd's Management Committee at the relevant time, including the Named Executive Officers (other than Mr. Hirsberg), the value allocation of each individual's long term equity compensation was comprised of approximately seventy-five percent (75%) stock options and twenty-five percent (25%) RSUs.

In 2011, following its review of overall executive compensation, including the 2011 Compensation Study, and in consultation with Boyd's management and Exequity, the Compensation Committee approved structural modifications to Boyd's equity compensation program by including Performance Shares, as an addition to stock options and RSUs. The Compensation Committee approved equity awards to the Named Executive Officers comprised of stock options, RSUs and Performance Shares, with approximately one-third of the equity compensation award value split among the three types of awards for each Named Executive Officer. Stock options are intended to provide strong alignment with stockholders and only provide value to the executives if the stock price appreciates over the grant price. RSUs provide additional linkage to stock price and also promote the retention of the executives. Performance Shares provide reward opportunities for achieving sustained multi-year performance goals as set by the Compensation

Committee. Each of these awards is ultimately denominated in shares of Boyd's common stock and is earned over three years, thus providing a strong incentive to grow stockholder value.

The addition of Performance Shares as a component of equity compensation is intended to enhance the equity awards component of compensation, promote retention and incentivize long-term performance by reducing some of the risks of stock price volatility and tying payout of the award to both time based vesting and measurable performance metrics. In determining to add Performance Shares as a component of equity compensation the Compensation Committee weighed various factors, including without limitation, that: (i) Boyd's historical equity compensation has not provided the intended benefits for several years; (ii) market volatility can have a significant impact on the intended benefits of stock options; (iii) Performance Shares provide long term incentive compensation that can be based on key objectives and factors that executives can strive for in working to achieve performance goals; and (iv) Performance Shares incentivize achievement of longer term or strategic performance goals with less risk from market volatility. The Compensation Committee believes that the shift to this more balanced mix of stock options, RSUs and Performance Shares in equity compensation aligns the long-term interests of Boyd's senior management and its stockholders, provides meaningful compensation value and serves as a valuable retention tool.

All equity awards granted as long-term compensation to the Named Executive Officers in 2011 were granted pursuant to Boyd's 2002 Stock Incentive Plan.

Stock Options, RSUs and Performance Shares

The Compensation Committee has the authority and determines, on a discretionary basis, whether to grant equity awards, as well as the amount and the terms of such awards, based on the Named Executive Officer's position within the Company.

The stock options granted in 2011 feature a three year vesting schedule, with one-third of each award vesting on each anniversary of the grant date. The RSUs granted in 2011, other than those granted under the Career Shares Program, feature three-year cliff vesting. The Performance Shares granted in 2011 contain a three-year cliff vesting and three (3) performance metrics for each of the Named Executive Officers. Each performance metric works and is measured independently of the others and includes a minimum (or threshold) performance level, a target performance level and a maximum performance level opportunity. The scale to be applied to each metric is a sliding scale and generally works as follows:

Performance Shares Payout
Metric Performance Achievement	(as % of target award)
Below minimum	—%
Minimum	50%
Target	100%
Maximum (and above)	200%

The three performance metrics associated with the Performance Shares granted to the Named Executive Officers in 2011 are Boyd's: (i) net revenue growth; (ii) operating income growth; and (iii) customer service score. Each of the performance metrics is measured over the following three full fiscal years and each performance metric represents one-third (⅓) of the shares potentially payable on settlement of the Performance Shares. The initial measurement period for the Performance Shares granted in 2011 commences on January 1, 2012 and runs through December 31, 2014. The achievement level of each Performance Share metric will determine the final payout of shares under the award at the end of the measurement period. All three metrics must be satisfied at a maximum performance level for the maximum payment of 200% to be earned. If none of the three performance metrics achieves the minimum performance level, then no shares will be earned and awarded. Achievement between the payout points shown in the table above will be interpolated on a linear basis.

The Compensation Committee set specific targets for the three Performance Share metrics, as well as the minimum levels required to receive any share payout and the levels that would earn a maximum payout. The Compensation Committee determined the minimum, target and maximum levels of net revenue growth and operating income growth after considering comparable historical and budgeted revenue and operating income. In setting the customer service score metric, the Compensation Committee also considered historical performance as well as Boyd's goals and expectations with respect to the next three years. The Compensation Committee, after careful consideration, determined that the performance metrics were all sufficiently challenging to incentivize performance. The minimum performance levels generally require average performance and are expected to be achieved. The target performance levels are intended to be reasonably achievable and require average or above average performance and the maximum performance levels require extraordinary performance.

In establishing the individual equity compensation awards for 2011, the Compensation Committee considered the equity compensation target award value for each of the Named Executive Officers. Following the Compensation Committee's review of the executive compensation, including the 2011 Compensation Study, and consultation with Exequity, amongst other factors, the Compensation Committee approved the following approximate target valuations for the equity compensation awards to the Named Executive Officers: For Mr. Smith, $2,000,000; for Messrs. Boughner and Chakmak, $900,000 each, and for Mr. Hirsberg, $300,000. The number of shares of common stock underlying each component of the award was then determined based on a share price of $7.00 per share of Boyd's common stock. These figures represent a theoretical grant date value, the ultimate value of these awards will fluctuate with Boyd's stock price. Generally, the equity compensation target values were kept at a similar level as 2010, except for Messrs. Smith and Hirsberg, whose equity compensation target award values increased over 2010. The Compensation Committee determined that equity compensation target award values, including the increased target award values for Messrs. Smith and Hirsberg, were appropriate to ensure that the Named Executive Officers are adequately compensated in light of current market practices as illustrated by the 2011 Compensation Study, remain motivated and focused on providing strong management as we continue to slowly emerge from the recession and remain committed to the long term goals of Boyd and its stockholders. The number of stock options, RSUs and Performance Shares awarded to each Named Executive Officers is set forth below in Grant Equity Awards Table.

The Compensation Committee grants equity awards pursuant to its policy of making such grants, if at all, on the fifth business day following the release of earnings for the third quarter of each year, except in the case of the non-employee directors, new hires or other special situations. In addition, Boyd's Compensation Committee adopted a policy in 2006 regarding Boyd's Career Shares Program, which is discussed below, that provides for the annual grant of RSUs under Boyd's 2002 Stock Incentive Plan on January 2 of each year or, if January 2 is not a business day, then the next business day. During 2011, the Career Shares grants were awarded by the Compensation Committee consistent with this program; however, in order to provide the Compensation Committee sufficient time to more fully review and analyze the 2011 Compensation Study and the recommendations provided by Exequity, and ultimately to implement certain of those recommendations, annual equity compensation awards for 2011 were granted on December 7, 2011.

The Compensation Committee continues to review long-term compensation policy, in connection with the assessment of the overall compensation program, to determine whether other modifications to the policy are warranted. However, it is anticipated that the Compensation Committee will continue the practice of granting equity awards in lieu of a long-term cash bonus award to the Named Executive Officers in 2012.

Career Shares Program
Boyd's Career Shares Program is a stock incentive award program for certain executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. The Career Shares Program was adopted by the Compensation Committee on December 7, 2006 and amended on October 25, 2010. The Career Shares Program provides for the grant of RSUs (“Career RSUs”) under Boyd's 2002 Stock Incentive Plan to members of its senior management, including members of its Management Committee and each of the Named Executive Officers. Each Career RSU is analogous to one share of restricted common stock, except that Career RSUs do not have any voting rights and do not entitle the holder to receive dividends.

Under the Career Shares Program, a fixed percentage of each participant's base salary is credited to his or her career shares account annually. Each January 2, or, if January 2 is not a business day, then the next business day, Career RSUs are awarded to members of Boyd's Management Committee in an amount that equals 15% of such individual's base salary, and to certain other members of Boyd's senior management in an amount that equals 10% of their individual base salaries, in each case, subject to adjustment by the Compensation Committee. Career RSUs granted pursuant to Boyd's Career Shares Program are awarded for service provided for the immediately preceding calendar year. The basis for the value of the awards is the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd's common stock on January 2 or, if January 2 is not a business day, then the next business day. Consistent with this policy and the Career Shares Program, on January 3, 2012, Career RSUs were granted to all of the Named Executive Officers as well as to the other members of Boyd's Management Committee.

Upon becoming eligible to receive a grant of Career RSUs, participants generally will have their initial award prorated based on the number of full months served in a career shares eligible position during the preceding year. For example, if someone becomes eligible on July 15 they would receive 5/12 of the product of their year-end salary and their Career RSUs percentage on the next grant date, since they had served for five full months during the preceding year. If a participant becomes career shares eligible during the last quarter of the year, however, no Career RSUs will be awarded on the next grant date.

Payouts are made at retirement, at which time participants receive one share of Boyd's common stock for each vested Career RSU held in their respective career share account, less any applicable taxes. To receive any payout under the Career Shares Program, as amended, participants must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a participant to fifty percent (50%) of his or her career shares account. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. The Compensation Committee may credit participants with additional years of service in its discretion.

In the event of a participant's death or permanent disability, or following a change in control, the participant will be deemed to have attained age 55 and the Career RSUs will immediately vest and convert into shares of Boyd's common stock based on the participant's years of continuous service through the date of death, termination resulting from permanent disability or the change in control, as applicable.
In addition, awards in a participant's career share account can be applied towards satisfying Boyd's stock ownership guidelines discussed below.

Other Bonus Payments
In 2011, a special bonus in the amount of $250,000 was approved by the Compensation Committee and paid to Mr. Boyd in recognition of the loss of a benefit that Mr. Boyd previously received under certain split-dollar life insurance arrangements, which were terminated by Boyd in 2003. Mr. Boyd has received this special bonus payment in the same amount in each of the last eight (8) years. Boyd expects that the Compensation Committee will continue to extend the $250,000 special bonus to Mr. Boyd in 2012.

State Income Tax Gross-Up Payments
Beginning in January 2009 and continuing throughout 2011, Mr. Boughner served as the President and Chief Operating Officer of MDDC and Executive Vice President and Chief Operating Officer of MDFC. Consistent with past years in which Mr. Boughner served as an executive officer of MDDC and MDFC, Boyd has agreed to provide Mr. Boughner with a state income tax gross-up payment to compensate him for his added state income tax liability resulting from his assignment. During 2011, this payment was in the amount of $139,247, relating to Mr. Boughner's 2010 tax year. Boyd anticipates making a similar payment to Mr. Boughner during 2012 for his New Jersey state income tax liability for his 2011 taxes, and Boyd anticipates that this state income tax gross-up payment practice for Mr. Boughner will continue for the duration of his current assignments with MDDC and MDFC.

Boyd's Policy on Perquisites
Boyd provides the Named Executive Officers with perquisites that it believes are reasonable, competitive and consistent with its overall executive compensation program. Boyd believes that its perquisites help it to hire and retain qualified executives.

Certain of Boyd's senior executive officers, as designated by its Chief Executive Officer and pursuant to its internal policies, may use its corporate aircraft for personal travel on a limited basis. Such executive officers are imputed with income in an amount equivalent to the Standard Industry Fare Level rate, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for such use and are required to advance to Boyd an amount sufficient to cover certain out-of-pocket costs directly attributed to such use. These out-of-pocket costs include crew lodging expenses, on-board catering, landing fees, trip-related hangar/parking costs and other variable costs.

The aggregate incremental cost for use of Boyd's corporate aircraft during 2011 that is attributable to any Named Executive Officer, net of amounts advanced to Boyd by the applicable executive as discussed above, is reflected in the Summary Compensation Table. Boyd determines the aggregate incremental cost based on estimated fuel expenses and maintenance expenses per flight hour. Since the aircraft are used primarily for business travel, Boyd does not include the fixed costs that do not change based on usage, such as pilots' salaries and the purchase costs of the corporate aircraft.

Boyd provides Mr. Boyd with use of a corporate car that is owned by Boyd, and the aggregate incremental cost attributable to such use during 2011 is reflected in the Summary Compensation Table. Boyd determines the aggregate incremental cost for use of the corporate car by calculating the assumed annual lease value of the car, consistent with applicable Treasury regulations, multiplied by the percentage of use that is estimated to be attributable to Mr. Boyd's personal use.

In addition, Boyd provides a country club membership for Mr. Boyd, which is used for both business and personal purposes. The amount of all costs related to this membership for 2011 is reported as other compensation for Mr. Boyd in the Summary Compensation Table.

Boyd's employee and non-employee directors, along with members of its Management Committee, are eligible to participate in the Medical Expense Reimbursement Plan, which covers medical expenses incurred by plan participants and their spouses that are not covered by other medical plans. Boyd also provides the Named Executive Officers with more life insurance coverage than is generally made available to its other employees. Please see the Summary Compensation Table for the amount of medical premiums or related reimbursements paid on behalf of the Named Executive Officers during 2011 and for the amount of the applicable premiums paid for such additional life insurance coverage during 2011.

Boyd's senior management members, including the Named Executive Officers, also participate in other benefit plans and programs on the same terms as other employees. These plans include its 401(k) plan, medical, vision and dental insurance and paid time-off plan. In addition, Boyd's senior management members are eligible to participate in its deferred compensation plan on the same terms as other eligible management-level employees.

Stock Ownership Guidelines
As noted above, Boyd believes that ownership in Boyd by its executive management team, including the Named Executive Officers, is an important individual incentivizing tool that fosters the management of Boyd in its long term best interests for the benefit of all of its stockholders. The Compensation Committee initially adopted stock ownership guidelines in 2006 for certain key executives, and in October 2010, the Compensation Committee undertook a periodic review of the guidelines and approved certain amendments to reflect the significant change in circumstances in the broader equities markets and the sharp volatility in Boyd's stock price over recent years. The Compensation Committee believes that the guidelines, as they may be updated and revised from time to time, will continue to further the alignment between the executive team and stockholders. Pursuant to the amended current stock ownership guidelines, certain key executive officers, including the Named Executive Officers, are required to pursue ownership of an amount of Boyd's common stock (which can include shares of common stock represented by vested and unvested RSUs, including Career RSUs) based on a multiple of the participant's base salary, as set forth in the following table:

Multiple of Base
Executive Tier	Salary
Executive Chairman and Board of Directors	5
Chief Executive Officer	5
Chief Operating Officer	4
All Other Members of Management Committee	3
Certain Other Members of Senior Management	1-2

As a part of its 2010 review of the guidelines, the Compensation Committee approved a mechanism to facilitate each participant's ongoing progress towards achievement of the established stock ownership levels. For any participant who does not meet their established stock ownership level, the guidelines mandate that fifty percent (50%) of the net shares, after accounting for tax withholding and any option exercise payments, resulting from the sale of stock options or the vesting of RSUs or Performance Shares must be retained by the executive until that individual has met his or her stock ownership level established by the guidelines.

Additionally, in 2011, Boyd's Corporate Governance and Nominating Committee adopted certain amendments to its stock ownership guidelines applicable to the independent members of its board of directors. The director stock ownership guidelines provide that each independent member of Boyd's board of directors will be required to hold stock in Boyd at least equal to five (5) times the annual cash retainer received by such independent director. Each director shall have a three (3) year period, after the later of joining Boyd's board of directors or the adoption of the guidelines, in which to accumulate the required level of stock ownership. For purposes of the required stock ownership levels under the guidelines, any deferred shares or RSUs shall be included in such calculation; however, pursuant to the amendments to the guidelines adopted in 2011, the Corporate Governance and Nominating Committee also determined that at least twenty five percent (25%) of the ownership goal must be achieved through direct ownership of shares, with a three (3) year period to achieve such direct ownership beginning in January 2012, using a rolling average stock price. The director stockownership guidelines, like those applicable to Boyd's senior executives, serve as an incentivizing tool for independent members of Boyd's board of directors to strategically guide and manage Boyd in its long term best interests for the benefit of all of its stockholders.

Post-Termination Compensation
In 2006, the Compensation Committee adopted Boyd's Change-in-Control Severance Plan (the “CIC Plan”) to provide severance benefits for certain executive officers, including the Named Executive Officers, upon termination of employment in connection with a change in control. In addition, the CIC Plan provides for the acceleration of vesting of equity awards for the Named Executive Officers, and certain other executives, upon the occurrence of certain events. Boyd believes that it is important to protect key executives who helped build the Company and who will be important in continuing Boyd's success through a change in control or similar event. Further, Boyd believes that the interests of stockholders will be best served if the interests of its most senior management are aligned with them. Providing change in control benefits is designed to reduce the reluctance of senior management to pursue potential change of control transactions that may be in the overall best interests of its stockholders. Boyd currently does not have individual written severance agreements with its executive officers, including the Named Executive Officers; however, Boyd retains the discretion to negotiate individual arrangements as deemed appropriate.

2000 MIP
The 2000 MIP contains a continuous employment requirement. In addition, certain provisions of Boyd's 2000 MIP are triggered in the event of a change in control or if a “long service” employee retires. Generally, if a participant, other than a “long service” employee, terminates employment for any reason other than death or disability prior to the award payment date, he or she is not entitled to the payment of any award under the 2000 MIP for any outstanding plan period (regardless of whether it is a short-term or long-term incentive award). If the participant's termination is due to disability or death, he or she is entitled to the payment of an award for each plan period in which he or she is participating on the date of termination; provided, however, that the Compensation Committee may proportionately reduce or eliminate his or her actual award based on the date of termination and such other considerations as the Compensation Committee deems appropriate. For 2011, the only outstanding plan period under the 2000 MIP was for the short-term, annual incentive awards for 2011. There were no long-term cash incentive awards or award periods outstanding under the 2000 MIP during 2011.

If a “long service” participant terminates employment with Boyd for any reason (including death or disability) prior to the award payment date, he or she is entitled to (i) the payment of an award for the plan period (in which the participant is participating on the date of termination) with the earliest date of commencement and (ii) the payment of an award for any other plan period (in which the participant is participating on the date of termination) reduced proportionally based on the number of years of employment completed during the plan period with each partial year of employment counting as a full year. A “long service” participant generally means a participant who has reached age 55 and completed 15 or more years of service with Boyd or any of Boyd's subsidiaries (including acquired entities).

If a participant is terminated without cause within 24 months after a corporate transaction or a change in control (as defined in the 2002 Stock Incentive Plan), the participant is entitled to the payment of an award for each plan period (in which the participant is participating on the date of termination). The Compensation Committee believes that this double-trigger feature provides appropriate incentives and job security for management while protecting stockholders value in the event of a change in control.

CIC Plan
The Named Executive Officers are eligible to participate in the CIC Plan, which provides severance benefits upon certain qualifying terminations. A “qualifying termination” includes involuntary termination without cause, voluntary termination due to a relocation in excess of 50 miles or certain reductions in compensation, among other events, within 24 months immediately following a change in control. Generally, a “change in control” is deemed to occur upon (i) the direct or indirect acquisition by any person or related group of persons (other than an acquisition from or by Boyd, by a Boyd-sponsored employee benefit plan or by a person who directly or indirectly controls, or is controlled by, or is under common control with, Boyd or by members of the Boyd family) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of Boyd's outstanding securities, or (ii) a majority of Boyd's board of directors ceasing to be continuing directors at any time within a 36-month period due to contested elections.

CIC Plan benefits are determined based upon the relevant status of the participant as a Tier One Executive (Boyd's Chief Executive Officer and Executive Chairman of Boyd's Board of Directors), Tier Two Executive (members of Boyd's Management Committee, other than its Chief Executive Officer and Executive Chairman of the Board of Directors), or Tier Three Executive (certain other members of senior management, other than Management Committee members). Following the execution of a general release in a form generally acceptable to Boyd that releases Boyd and its affiliates from any and all claims the participant may have against them, among other things, Boyd shall pay to the participant a lump-sum cash payment of:

•	any unpaid amounts owed to the participant, such as any unpaid base salary, accrued vacation pay, or unreimbursed business expenses;

•	a multiple of three, two and one for Tier One Executives, Tier Two Executives and Tier Three Executives, respectively, of the participant's:

•	annual salary in effect immediately prior to the occurrence of the change of control or, if greater, upon the occurrence of the qualifying termination; plus

•
the participant's then-current target short-term bonus opportunity in effect immediately prior to the change of control or, if greater, the average of the participant's actual short-term bonus for the three fiscal years immediately prior to the change in control or, if greater, the participant's target short-term bonus opportunity in effect upon the qualifying termination,

•	an amount equal to the greater of:

•	the participant's then-current target short-term bonus opportunity established for the plan year in which the qualifying termination occurs; or

•	the participant's target bonus opportunity in effect prior to the occurrence of the change in control, in each case, adjusted on a pro rata basis based on the number of days the participant was actually employed during such plan year; and

•
the amount of monthly premiums that would have been paid by Boyd on behalf of the participant under Boyd's health insurance plan, or COBRA (a period of 36 months, 24 months and 12 months for Tier One Executives, Tier Two Executives and Tier Three Executives, respectively), plus an additional amount such that the participant effectively receives such premiums on a tax-free basis.

In addition, under the CIC Plan, any outstanding equity-based long-term incentive awards granted, including but not limited to stock options, stock appreciation rights, restricted stock, and restricted stock units, will become immediately vested in full upon a qualifying termination.

If the sum of the amounts to be received by the participant under the CIC Plan, plus all other payments or benefits that the participant has received or has the right to receive from Boyd, would constitute a “parachute payment” under Section 280G of the Internal Revenue Code, that combined amount will be decreased by the smallest amount that will eliminate any such parachute payment. However, for Tier One Executives and Tier Two Executives only, if the decrease referred to in the preceding sentence is 10% or more of the combined amount, the combined amount will not be decreased, but rather will be increased by an amount sufficient to provide the participant, after taking into account all applicable federal, state and local taxes, a net amount equal to the excise tax imposed on the combined amount (as increased by any applicable tax gross-up) by Section 4999 of the Internal Revenue Code.

Deferred Compensation Plan
Under the Boyd Gaming Corporation Deferred Compensation Plan effective as of January 1, 2005 (the “Deferred Compensation Plan”), in which the Named Executive Officers are eligible to participate, Named Executive Officers may defer up to 25% of base salary and up to 75% of incentive compensation paid. Boyd may make discretionary contributions to a participant's account; however, during 2011, Boyd did not exercise such discretion. Upon a change in control (as defined in the Deferred Compensation Plan), the benefits under the Deferred Compensation Plan are immediately payable in a lump sum, subject to certain conditions and limitations set forth in Internal Revenue Code section 409A and its related Treasury regulations. In addition, upon termination of employment prior to the age of 55 or death, benefits under the Deferred Compensation Plan are payable in a lump sum. Otherwise, upon termination of employment (including upon retirement), the participant may elect to have benefits paid in a lump sum or in periodic payments over a period of 5, 10 or 15 years; however, with respect to “specified employees” as defined in Internal Revenue Code section 409A, any payment that is triggered by termination of employment must be delayed for at least six months following the date of termination. Prior to the Deferred Compensation Plan, Boyd maintained a separate, prior deferred compensation plan, but that plan has been closed to new contributions from participants since the effective date of the current plan.

Equity Incentive Plans
During 2011, the equity incentive plans in which the Named Executive Officers participate include Boyd's 1996 Stock Incentive Plan and 2002 Stock Incentive Plan. Only one of the Named Executive Officers has options outstanding under Boyd's 1996 Stock Incentive Plan, which options are fully vested. Generally, except as the Compensation Committee may otherwise determine or in connection with a “long service” employee as discussed below, equity awards granted under each of the equity incentive plans provide that, in the event of termination, the grantee may exercise the portion of the option award that was vested at the date of termination for a period of three months following termination; provided that if the termination is due to disability or death, the exercise period is twelve months.

Pursuant to the terms of Boyd's 2002 Stock Incentive Plan, Boyd's Compensation Committee has the authority, in connection with an actual or anticipated change in control or corporate transaction, to provide for the full or partial accelerated vesting and exercisability of outstanding unvested awards.

Under Boyd's 2002 Stock Incentive Plan, a “change of control” means a change in ownership or control of Boyd effected through:

•
the direct or indirect acquisition of more than 50% of the total combined voting power of Boyd outstanding securities pursuant to a tender or exchange offer which the majority of Boyd's board of directors does not recommend; or

•
a change in the composition of Boyd's board of directors over a period of up to 36 months such that a majority of Boyd's board members ceases, by reason of one or more contested elections, to be comprised of continuing directors.

Pursuant to the terms of Boyd's 2002 Stock Incentive Plan, a “corporate transaction” means any of the following transactions:

•	a merger or consolidation in which Boyd is not the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of the assets of Boyd;

•	the complete liquidation or dissolution of Boyd;

•
any reverse merger in which Boyd is the surviving entity but in which securities possessing more than 50% of the total combined voting power Boyd's outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or

•
an acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than 50% of the total combined voting power of Boyd's outstanding securities, but excluding an acquisition from or by Boyd, by a Boyd-sponsored employee benefit plan or by members of the Boyd family or any transaction that the Compensation Committee deems is not a corporate transaction.

Pursuant to the form of restricted stock unit agreement (“RSU Agreement”) for Boyd's 2002 Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, including death or disability, except as described below. Any unvested RSUs held by the grantee following such termination will be deemed reconveyed to Boyd. Also under the RSU Agreement, in the event of a change in control or corporate transaction (each as defined in the RSU Agreement), any outstanding award will automatically become fully vested. Notwithstanding the foregoing, in the event of a grantee's Retirement (defined below), the grantee may be entitled to additional vesting with respect to RSUs. “Retirement” means separation from service (including as a result of death or disability), other than for Cause (as defined in the RSU Agreement), after reaching age 55 and having at least 10 years of service to Boyd's. In the event of a Retirement, the grantee will be entitled to accelerated vesting as follows:

Age of Employee
and Length of Service	Acceleration of Vesting for
at Time of Retirement	Unvested RSUs
55 years of age and	RSUs otherwise scheduled to vest within the 12
10-15 years of service	months following the date of Retirement shall
fully accelerate

55 years of age and	RSUs otherwise scheduled to vest within the 24
15-20 years of service	months following the date of Retirement shall
fully accelerate

55 years of age and	RSUs otherwise scheduled to vest within the 36
20 or more years of service	months following the date of Retirement shall
fully accelerate

Pursuant to the form of performance share unit agreement (“Performance Share Agreement”) for Boyd's 2002 Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, except as described below. Any unvested units held by the grantee following such termination will be deemed reconveyed to Boyd. Also under the Performance Share Agreement, in the event of a change in control or corporate transaction (as defined in the Performance Share Agreement), any outstanding award will automatically become fully vested assuming achievement of the applicable performance metrics at target, provided that such change in control or corporate transaction effective date occurs prior to the applicable award determination date. Notwithstanding the foregoing, in the event of a grantee's Retirement, a portion or all of the shares may be issuable following the performance period (as shortened for a change in control or corporate transaction), based on deemed length of service during the performance period. In the event of a Retirement, the grantee shall be deemed to have provided service for the number of days within the performance period for which the grantee actually provided service, plus a credited number of days equal to 365 (after 10 years of service), 730 (after 15 years of service), and 1095 (after 20 years of service). The resulting number of days will be divided by the number of days in the performance period (with the resulting ratio never exceeding one), and the ratio will be multiplied by the number of shares that would be issued based on actual performance or target performance upon a change in control or corporate transaction.

In 2006, the Compensation Committee adopted the provisions in the table below to provide certain “long service” employees with automatic vesting acceleration and an extended exercise period with respect stock options upon termination (other than for cause). Of the Named Executive Officers, only Robert L. Boughner currently qualifies as a “long service” employee. These enhanced stock option provisions do not apply to stock options that are granted within six months of such employee's termination.

Age of Employee
and Length of Service	Acceleration of Vesting for	Extended Exercise
at Time of Termination	Unvested Stock Options	Period
55 years of age and	Options otherwise scheduled to vest	Up to 12 months
15-19 years of service	within the 12 months following the date	following termination
of termination shall fully accelerate

55 years of age and	Options otherwise scheduled to vest	Up to 24 months
20-24 years of service	within the 24 months following the date	following termination
of termination shall fully accelerate

55 years of age and	All unvested stock options shall fully	Up to 36 months
25 or more years of service	accelerate	following termination

Other Benefits
From time to time, in recognition of the contribution of services provided to Boyd, it may in its discretion offer additional compensation and benefits to its executive officers in connection with their retirement from the Company. During 2011, no such discretion was exercised with respect to its senior executive officers.

Succession Planning
Pursuant to Boyd's Corporate Governance Guidelines, all of the independent members of Boyd's board of directors are involved in the succession planning of the Company. Boyd's independent directors participate annually in a review of Boyd's current succession plan. Additionally, Boyd's has engaged in the past, and continues to engage, the nationally recognized consulting firm Lee Hecht Harrison to assist and advise during this annual review as well as on other matters related to succession planning.

Accounting and Tax Treatment
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the Chief Executive Officer or any of the other three most highly compensated executive officers other than the chief financial officer. Boyd has structured certain performance-based portions of its executive officers' compensation in a manner that is designed to comply with the exceptions to the deductibility limitations of Section 162(m); however, Boyd can provide no assurances that such compensation arrangements would ultimately satisfy such requirements if they were examined by the Internal Revenue Service.

The Compensation Committee believes, however, that in certain circumstances, factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of Boyd and its stockholders. Given the changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with the overall executive compensation program, even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible and reserves the right to do so in the future, when appropriate.

The performance factors for compensation intended to qualify as performance-based compensation pursuant to Section 162(m) must be approved by stockholders every five years.

Summary Compensation Table (2011)
The following table sets forth the compensation earned for services performed for Boyd, or its subsidiaries, including MDFC, during the fiscal years ended December 31, 2009, December 31, 2010 and December 31, 2011. MDFC's Named Executive Officers do not receive any additional compensation from Boyd, or any compensation from MDFC or MDDC, for their service to MDFC. MDFC's Named Executive Officers are:
its Principal Executive Officer;
its Principal Financial Officer; and
each of its two other executive officers employed by it as of the end of fiscal 2011, whom we refer to collectively as the “Named Executive Officers.”

As discussed above and in our Compensation Discussion and Analysis, each of the Named Executive Officers is compensated by Boyd, and does not receive separate compensation from MDFC or MDDC, for service provided to MDDC or MDFC. Therefore, the following compensation information reflects the compensation reported by Boyd for each of MDFC's Named Executive Officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(1)	($)(3)(4)	($)(3)	($)(1)(2)	($)(5)	($)
Keith E. Smith	2011	$1,100,000	$—	$1,441,194	$584,218	$742,500	$39,634	$3,907,546
President and Chief	2010	1,100,000	660,000	550,216	1,080,563	—	16,516	3,407,295
Executive Officer	2009	1,100,000	770,000	513,727	963,612	—	15,112	3,362,451
Robert L. Boughner(6)	2011	1,100,000	—	739,288	262,899	556,875	148,684	2,807,746
Executive Vice President	2010	1,100,000	495,000	421,121	634,512	—	159,731	2,810,364
and Chief Operating Officer	2009	1,100,000	577,500	396,861	565,838	—	9,637	2,649,836
Paul J. Chakmak	2011	675,000	—	675,530	262,899	341,719	16,948	1,972,096
Executive Vice President and	2010	675,000	304,000	390,162	648,305	—	16,238	2,033,705
Chief Operating Officer	2009	675,000	354,500	362,797	578,138	—	15,112	1,985,547
Josh Hirsberg	2011	435,000	—	234,931	87,632	117,450	441	875,454
Senior Vice President, Treasurer	2010	435,000	104,500	149,584	46,724	—	441	736,249
and Chief Financial Officer	2009	435,000	122,000	107,524	83,334	—	441	748,299

(1)	Includes amounts deferred, to the extent of such individual's participation, pursuant to our 401(k) Profit Sharing Plan and Trust and our Deferred Compensation Plan.

(2)
For the year ended December 31, 2011, the Compensation Committee approved the payment of a short-term bonus under the 2000 MIP. For a discussion regarding the 2011 bonus payments, see “-Compensation Discussion and Analysis-Primary Components of our Compensation Program-Short-Term Bonus.”

(3)
Reflects the grant date fair value as determined in accordance with Accounting Standards Codification 718 (“ASC 718”) for the fiscal years ended December 31, 2009, 2010, and 2011, respectively, of awards to each of the Named Executive Officers granted in such years pursuant to the 2002 Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in the notes to Boyd's audited financial statements under the caption “Stockholders' Equity and Stock Incentive Plans,” for the fiscal years ended December 31, 2009, 2010 and 2011, included in its Annual Reports on Form 10-K filed with the SEC on March 5, 2010, March 15, 2011 and March 7, 2012, respectively. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)
Includes RSUs and Performance Shares. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level. As required pursuant to Instruction 3. of Item 402(c)(2)(v) of Regulation S-K, if the performance metrics were all achieved at maximum performance the Grant Date Fair Value of the Performance Shares awarded to each of our Named Executive Officers would be: to Mr. Smith, $1,276,190, to Mr. Boughner and Mr. Hirsberg, $191,432. Notwithstanding the foregoing, the RSUs and the Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. “-Compensation Discussion and Analysis-Equity Compensation.”

(5)	The amounts shown as “all other compensation” include the following perquisites and personal benefits:

				Use of Corporate
	401(k)	Life Insurance	Medical	Aircraft and	Other
Name	Contributions (A)	Premiums	Reimbursements (B)	Corporate Car (C)	Benefits (D)
Keith E. Smith	$3,675	$580	$11,013	$24,366	$—
Robert L. Boughner	3,675	580	5,182	—	139,247
Paul J. Chakmak	3,675	580	12,693	—	—
Josh Hirsberg	—	441	—	—	—

(A)	Represents amounts we contributed pursuant to the 401(k) Profit Sharing Plan and Trust.

(B)	Represents Boyd's Medical Expense Reimbursement Plan, which includes plan premiums, company sponsored health care plan premiums and amounts received as reimbursements under this plan.

(C)	Represents the aggregate incremental cost to Boyd for use of its corporate aircraft.

(D)	Includes reimbursed state income tax gross up payment for Mr. Boughner for his 2010 New Jersey income tax liability.

(6)
In December 2009, Mr. Boughner was named Boyd's Executive Vice President and Chief Business Development Officer. He also serves as (i) President and Chief Executive Officer of Echelon Resorts Corporation, a wholly owned subsidiary of Boyd, (ii) President and Chief Operating Officer of MDDC, and (iii) Executive Vice President and Chief Operating Officer of MDFC. The full amount of Mr. Boughner's compensation reflected for 2011 was paid by Boyd, with approximately fifty-seven percent (57%) of such amounts being reimbursed to Boyd by MDDC. For more information regarding, see “-Transactions with Related Persons.”

Grants of Plan-Based Awards Table (2011)
The following table sets forth information regarding each grant of an award made under Boyd's incentive plans to the Named Executive Officers during the fiscal year ended December 31, 2011

										All Other
										Option		Grant
							Estimated Future Payouts Under			Awards:	Exercise	Date
				Estimated Possible Payouts Under			Equity Incentive Plan			Number of	or Base	Fair
			Date of	Non-Equity Incentive Plan			Awards - Number of Shares			Securities	Price of	Value of
			Compensation	Awards			or Units			Underlying	Option	Equity
	Award	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Minimum	Options	Awards	Awards
Name	Type	Date	Action	($)	($)	($)	(#)	(#)	(#)	(#)	($/Sh)(6)	($)(7)
Keith E. Smith	Short-term bonus(1)	—	—	$440,000	$715,000	$1,100,000	—	—	—	—	—	—
	Career RSUs(2)	1/3/11	12/7/2006(8)	—	—	—	—	15,264	—	—	—	165,004
	Stock Options(3)	12/7/11	—	—	—	—	—	—	—	170,068	6.70	584,218
	RSUs(4)	12/7/11	—	—	—	—	—	95,238	—	—	—	638,095
	Performance Shares(5)	12/7/11	—	—	—	—	47,619	95,238	190,476	—	—	638,095
Robert L. Boughner	Short-term bonus(1)	—	—	330,000	536,250	825,000	—	—	—	—	—	—
	Career RSUs(2)	1/3/11	12/7/2006(8)	—	—	—	—	15,264	—	—	—	165,004
	Stock Options(3)	12/7/11	—	—	—	—	—	—	—	76,531	6.70	262,899
	RSUs(4)	12/7/11	—	—	—	—	—	42,857	—	—	—	287,142
	Performance Shares(5)	12/7/11	—	—	—	—	21,428	42,857	85,714	—	—	287,142
Paul J. Chakmak	Short-term bonus(1)	—	—	202,500	329,063	506,250	—	—	—	—	—	—
	Career RSUs(2)	1/3/11	12/7/2006(8)	—	—	—	—	9,366	—	—	—	101,246
	Stock Options(3)	12/7/11	—	—	—	—	—	—	—	76,531	6.70	262,899
	RSUs(4)	12/7/11	—	—	—	—	—	42,857	—	—	—	287,142
	Performance Shares(5)	12/7/11	—	—	—	—	21,428	42,857	85,714	—	—	287,142
Josh Hirsberg	Short-term bonus(1)	—	—	69,600	113,100	174,000	—	—	—	—	—	—
	Career RSUs(2)	1/3/11	12/7/2006(8)	—	—	—	—	4,024	—	—	—	43,499
	Stock Options(3)	12/7/11	—	—	—	—	—	—	—	25,510	6.70	87,632
	RSUs(4)	12/7/11	—	—	—	—	—	14,286	—	—	—	95,716
	Performance Shares(5)	12/7/11	—	—	—	—	7,143	14,286	28,572	—	—	95,716

(1)
Represents short-term (or annual) bonus for the 2011 fiscal year under the 2000 MIP. The award amount is based upon our performance relative to the operating budget measured by Boyd's EBITDA, as approved by Boyd's board of directors. “Threshold” represents achieving a performance level that is 90% of the target budgeted amount of operating budget; “Target” represents achieving 100% of the target operating budget amount; and “Maximum” represents achieving 115% or more of the of the target operating budget amount. See “-Compensation Discussion and Analysis-Primary Components of Boyd's Compensation Program-Short-Term Bonus.”

(2)
Represents Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd's Career Shares Program under Boyd's 2002 Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid out in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. To receive any payout under the Career Shares Program, grantees must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a grantee to fifty percent (50%) of his or her Career RSUs. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. In the event of a grantee's death or permanent disability, or following a change in control of Boyd, the grantee will be deemed to have attained age 55 and the Career RSUs will immediately vest and convert into shares of Boyd's common stock based on the grantee's years of continuous service through the date of death, termination resulting from permanent disability or the change in control, as applicable. See “-Compensation Discussion and Analysis-Career Shares Program.”

(3)
Represents stock options granted under Boyd's 2002 Stock Incentive Plan. The stock options granted to the Named Executive Officers in 2011 have a 10-year term and vest as to 33 1/3% of the shares of Boyd's common stock underlying the option grant per year on the first day of each successive 12-month period, commencing one year from the date of grant. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(4)
Represents RSUs granted under Boyd's 2002 Stock Incentive Plan. Each RSU represents a contingent right to receive one share of Boyd's common stock. The RSUs granted to the Named Executive Officers in 2011 vest in full upon the third anniversary of the grant date. The RSUs are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(5)
Represents Performance Shares granted under Boyd's 2002 Stock Incentive Plan. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Compensation.”

(6)
The exercise price of option awards is based on the fair market value of Boyd's common stock on the date of grant, calculated as the closing sales price for Boyd's common stock on the date of determination.

(7)
Represents the aggregate ASC 718 value of awards made in 2011. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level.

(8)
On December 7, 2006, the Compensation Committee adopted a policy of providing for the automatic grant of Career RSUs on January 2 of each calendar year (or, if January 2 is not a business day, then the next business day) based on the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd's common stock on January 2 or, if January 2 is not a business day, then the next business day. For more information see “-Compensation Discussion and Analysis-Career Shares Program.”

	Option Awards				Stock Awards(4)
						Market or
	Number of	Number of			Number of	Payout Value
	Securities	Securities			Shares, Units or	of Shares,
	Underlying	Underlying	Option		Other Rights	Units or Other
	Unexercised	Unexercised	Exercise	Option	That Have Not	Rights That Have
	Options	Options (#)	Price	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Keith E. Smith	68,333	—	$17.21	9/5/2012	73,501(5)	$548,317
	43,333	—	14.23	5/15/2013	46,189(6)	344,570
	150,000	—	36.76	12/8/2014	46,189(7)	344,570
	115,000	—	39.96	10/19/2015	46,189(8)	344,570
	115,000	—	39.00	11/2/2016	95,238(9)	710,475
	185,000	—	38.11	12/6/2017	47,619(10)	355,238
	194,265	—	6.60	11/4/2018	—	—
	154,177	77,088(1)	7.55	11/3/2019	—	—
	77,089	154,176(2)	8.34	11/1/2020	—	—
	—	170,068(3)	6.70	12/7/2021	—	—
Robert L. Boughner	150,000	—	36.76	12/8/2014	34,642(6)	258,429
	115,000	—	39.96	10/19/2015	30,710(7)	229,097
	115,000	—	39.00	11/2/2016	30,710(8)	229,097
	130,000	—	39.78	11/7/2017	42,857(9)	319,713
	135,800	—	6.60	11/4/2018	21,428(10)	159,853
	90,534	45,266(1)	7.55	11/3/2019	—
	45,267	90,533(2)	8.34	11/1/2020	—
	—	76,531(3)	6.70	12/7/2021	—
Paul J. Chakmak	40,000	—	16.37	2/2/2014	45,304(5)	337,968
	40,000	—	36.76	12/8/2014	23,095(6)	172,289
	35,000	—	39.96	10/19/2015	34,642(7)	258,429
	75,000	—	39.00	11/2/2016	34,642(8)	258,429
	111,000	—	38.11	12/6/2017	42,857(9)	319,713
	111,000	—	6.60	11/4/2018	21,428(10)	159,853
	92,502	46,250(1)	7.55	11/3/2019	—
	46,251	92,501(2)	8.34	11/1/2020	—
	—	76,531(3)	6.70	12/7/2021	—
Josh Hirsberg	25,000	—	6.60	1/2/2018	17,782(5)	132,654
	20,000	—	7.55	11/4/2018	8,480(7)	63,260
	13,334	6,666(1)	8.34	11/3/2019	12,720(8)	94,891
	3,334	6,666(2)	6.70	11/1/2020	14,286(9)	106,574
	—	25510(3)	6.60	12/7/2021	7,143(10)	53,287

(1)
These stock options were granted on November 3, 2009 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 3, 2010. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(2)
These stock options were granted on November 1, 2010 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 1, 2011. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(3)	These stock options were granted on December 7, 2011 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on December 7, 2012. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(4)
Pursuant to applicable SEC rules, represents the closing market price of Boyd's common stock on December 30, 2011 ($7.46), multiplied by the aggregate number of Career RSUs, Restricted Stock Units or Performance Shares, as applicable, held by the Named Executive Officer on such date.

(5)
Represents unvested Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd's Career Shares Program under Boyd's 2002 Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. The only Named Executive Officers whose Career RSUs were fully vested as of December 31, 2011 were Mr. Boyd and Mr. Boughner. The actual market value of Boyd's common stock, if any, ultimately received upon the grantee's termination of service in connection with such Career RSUs can only be determined upon the occurrence of such termination. See “-Compensation Discussion and Analysis-Career Shares Program.”

(6)
Represents awards of Restricted Stock Units granted for no consideration pursuant to the 2000 MIP and Boyd's 2002 Stock Incentive Plan in April 2008. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock upon vesting. The Restricted Stock Units will vest in full upon the sooner to occur of (i) April 16, 2013 or (ii) a date after October 16, 2009 upon which the closing price of Boyd's common stock is $25.98 (which represents 150% of the closing price of Boyd's common stock on April 15, 2008) or greater for twenty (20) consecutive trading days beginning on or after October 16, 2009. The Restricted Stock Units are subject to the forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan.

(7)
Represents Restricted Stock Units granted under Boyd's 2002 Stock Incentive Plan on November 3, 2009. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(8)
Represents Restricted Stock Units granted under Boyd's 2002 Stock Incentive Plan on November 1, 2010. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(9)
Represents Restricted Stock Units granted under Boyd's 2002 Stock Incentive Plan on December 7, 2011. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(10)
Represents Performance Shares granted under Boyd's 2002 Stock Incentive Plan. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. “-Compensation Discussion and Analysis-Equity Compensation.”

Option Exercises and Stock Vested Table (2011)
The following table sets forth information regarding the exercise of stock options and the vesting of Restricted Stock Units for each of the Named Executive Officers during the fiscal year ended December 31, 2011.

	Option Awards(1)		Stock Awards(2)(3)
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Keith E. Smith	—	$—	40,415	$274,418
Robert L. Boughner	—	—	45,974	373,525(4)
Paul J. Chakmak	—	—	23,095	156,815
Josh Hirsberg	—	—	8,480	57,579

(1)	During 2011, none of the Named Executive Officers exercised any stock options.

(2)
Consistent with applicable SEC rules, represents the number of Career RSUs and/or RSUs that vested during 2011 for the applicable Named Executive Officer, multiplied by the market price of the underlying shares of Boyd's common stock on the vesting date.

(3)
On November 4, 2011, Restricted Stock Units granted to the Named Executive Officers, under Boyd's 2002 Stock Incentive Plan on November 4, 2008, vested in full in accordance with the terms of their award agreement. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The value realized is calculated by multiplying the closing market price on November 4, 2011, $6.79, the vesting date, by the total number of shares that vested.

(4)
Includes Career RSUs that were granted to the Named Executive Officers on January 3, 2011 for no consideration pursuant to Boyd's Career Shares Program under Boyd's 2002 Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid out in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. Since Mr. Boyd and Mr. Boughner were at least 55 years old and had been employed by us for at least 20 years as of the January 3, 2011 grant date, they were each immediately 100% vested in the Career RSUs granted. As a result, the value realized becomes the closing market price on January 3, 2011, $10.81, the grant date, multiplied by the number of units. However, consistent with the terms of the Career Shares Program as described above, the Career RSUs of Mr. Boughner will not convert into Boyd's common stock until the termination of his service with Boyd. The value Mr. Boughner receives, if any, upon such conversion can only be determined at the time that his service with Boyd terminates.

Non-Qualified Deferred Compensation Table (2011)
Boyd's Deferred Compensation Plan provides for the deferral of compensation on a basis that is not tax-qualified. Under Boyd's Deferred Compensation Plan, the Named Executive Officers may defer up to 25% of their base salary and up to 75% of their incentive compensation. Boyd may make discretionary matching or additions to a participant's account; however, during 2011, Boyd did not exercise such discretion. For an explanation on a participant's potential distributions, see “-Compensation Discussion and Analysis-Deferred Compensation Plan.” Boyd's Deferred Compensation Plan is a self-directed investment program containing investment features and funds that are substantially similar to Boyd's 401(k) program. The following table sets forth amounts deferred under Boyd's Deferred Compensation Plan, including our predecessor plan, for the year ended December 31, 2011:

	Executive	Aggregate Earnings
	Contributions in	(Losses) in	Aggregate Balance at
	Last FY	Last FY	Last FYE
Name	($)(1)	($)	($)
Keith E. Smith	$55,002	$(13,428)	$276,737
Robert L. Boughner	—	2,694	588,900
Paul J. Chakmak	—	(8,899)	133,249
Josh Hirsberg	—	—	—

(1)	Includes amounts disclosed in the Summary Compensation Table under the heading “Bonus” for 2010.
Potential Payments upon Termination or Change in Control (2011)
Under the terms of Boyd's 2000 MIP, CIC Plan and Boyd's equity incentive plans, including the individual award agreements under Boyd's equity incentive plans, payments may be made to the Named Executive Officers upon their termination of employment with Boyd or a change in control of Boyd. See “-Compensation Discussion and Analysis-Post-Termination Compensation” for an explanation of the specific circumstances that would trigger payments under each plan. The description of the plans is qualified by reference to the complete text of the plans, which have been filed with the SEC. Boyd has not entered into any severance agreements with the Named Executive Officers.
The following table sets forth the estimated payments that would be made to each of the Named Executive Officers upon voluntary termination, involuntary termination-not for cause,-for cause, and-as a qualifying termination in connection with a change in control, and death or permanent disability. The payments would be made pursuant to the plans identified in the preceding paragraph. The information set forth in the table assumes:

•	The termination event occurred on December 30, 2011 (the last business day of our last completed fiscal year);

•	The price per share of Boyd's common stock on the date of termination is $7.46 per share (the closing market price of our common stock on December 30, 2011 the last trading day in 2011);

•
    For purposes of the short-term/annual awards under the 2000 MIP, (i) the Named Executive Officers have earned their target awards and the plan administrator does not elect to eliminate or reduce the awards pursuant to authority to do so granted under the plan, and (ii) except as otherwise stated herein each Named Executive Officer has earned and is paid their target bonus, as applicable, under the 2000 MIP;

•	All payments are made in a lump sum on the date of termination;

•
    The vesting of all unvested stock options, Restricted Stock Units, Performance Shares and Career RSUs held by the executives is immediately accelerated in full upon a change of control pursuant to discretionary authority of the plan administrator granted pursuant to the particular plan (if not otherwise accelerated pursuant to the terms of the applicable award agreements, terms of the CIC Plan or pursuant to “long service” benefits); and

•
    The portion of in-the-money stock options and other equity awards that are subject to accelerated vesting in connection with the termination are immediately exercised and the shares received upon exercise (or upon settlement in the case of Restricted Stock Units, Performance Shares and Career RSUs) are immediately resold at the assumed price per share of our common stock on the date of termination.

The actual amounts to be paid out can only be determined at the time of such executive's separation from Boyd and may differ materially from the amounts set forth in the table below. The amounts set forth in the table below do not reflect the withholding of applicable state and federal taxes.

	Voluntary	Involuntary Termination				Death or Permanent
	Termination	Not For Cause	For Cause	Change in Control		Disability
Name	($)	($)	($)	($)		($)
Keith E. Smith
CIC Plan	$—	$—	$—	$9,124,588		$—
Short-term/Annual Bonus
(2000 MIP)	—	—	—	715,000	(2)	715,000
Unvested and Accelerated Awards
Under Equity Incentive Plans	—	—	—	3,132,230		548,317
Total	$—	$—	$—	$12,971,818		$1,263,317
Robert L. Boughner
CIC Plan	$—	$—	$—	$4,376,351		$—
Short-term/Annual Bonus
(2000 MIP)	536,250	536,250	536,250	536,250	(1)	536,250
Unvested and Accelerated Awards
Under Equity Incentive Plans	639,426	639,426	—	1,414,213		639,426
Total	$1,175,676	$1,175,676	$536,250	$6,326,814		$1,175,676
Paul J. Chakmak
CIC Plan	$—	$—	$—	$3,653,438		$—
Short-term/Annual Bonus
(2000 MIP)	—	—	—	329,063	(2)	329,063
Unvested and Accelerated Awards
Under Equity Incentive Plans	—	—	—	1,724,705		—
Total	$—	$—	$—	$5,707,206		$329,063
Josh Hirsberg
CIC Plan	$—	$—	$—	$719,920		$—
Short-term/Annual Bonus
(2000 MIP)	—	—	—	113,100	(2)	113,100
Unvested and Accelerated Awards
Under Equity Incentive Plans	—	—	—	523,340		—
Total	$—	$—	$—	$1,356,360		$113,100

(1)	Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive's termination with or without cause.

(2)
Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive's termination without cause. In the event of the executive's termination with cause following a change of control, the amount payable would be $0.

Director Compensation
Boyd provides compensation to its non-employee directors for services provided in such capacity. As discussed above, the MDFC board of directors consists of three directors, all of whom also serve on the board of directors of Boyd. One of our directors, Mr. Smith, is also an executive officer of MDFC and Boyd and does not receive any compensation for serving on the MDFC board of directors or the board of directors of Boyd. The other two members of the MDFC board of directors, Mr. Boyd and Ms. Boyd Johnson, are also executive officers and directors of Boyd. Neither Mr. Boyd nor Ms. Boyd Johnson receives any compensation for serving as a member of the MDFC board of directors or the board of directors of Boyd.

Compensation Committee Interlocks and Insider Participation
During 2011, members of Boyd's Compensation Committee included four directors, none of whom serve as directors or executive officers of MDFC. None of MDFC's executive officers serves as a director or member of the compensation committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers serving as a director of MDFC or on Boyd's Compensation Committee.

Risk Consideration in Boyd's Compensation Programs
Boyd's Compensation Committee, together with Boyd management, periodically reviews the compensation policies and practices for employees across Boyd, including the Named Executive Officers, and considered how they relate to material risks facing Boyd. In this review, the Compensation Committee and Boyd's management, together with input and recommendations from Boyd's compensation consultants, considered the different types of incentive compensation arrangements used across Boyd in light of such risks. Boyd's Compensation Committee and Boyd's management also considered whether the design of these arrangements, together with other policies and practices of Boyd, operate to mitigate the potential for excessive risk-taking.
Based upon this review, Boyd's management concluded, and Boyd's Compensation Committee concurred, that based on a combination of factors, Boyd's compensation policies and practices do not incentivize excessive risk-taking that could have a material adverse effect on Boyd. The following are among the factors considered in reaching this conclusion:

•
Boyd's compensation plans and programs generally provide potential rewards based on a balanced combination of both the short-term and long-term goals of Boyd, thereby mitigating the potential for rewarding short-term results that appear in isolation to be favorable;

•	none of Boyd's units carry a disproportionate portion of Boyd's risk profile or vary significantly from Boyd's overall risk and reward structure;

•
the manner in which Boyd structures its compensation, including its belief that the mix of compensation that Boyd provides helps Boyd to mitigate risk by providing compensation that depends in part on the long-term success of Boyd;

•	Boyd has Stock Ownership Guidelines for its directors and senior officers, which Boyd believes focuses its leadership on long-term stock price appreciation and sustainability; and

•
all of the equity awards granted to employees under Boyd's equity-based plans are subject to multiyear time vesting, which requires an employee to commit to a longer period of employment for such awards to be valuable, and certain of Boyd's equity awards are contingent upon Boyd's performance measured over multiple years.

Board of Directors Report

MDFC's board of directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the board of directors has recommended the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
William S. Boyd
Marianne Boyd Johnson
Keith E. Smith

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing board of directors report shall not be deemed to be incorporated by reference into any such filings, except to the extent that MDFC specifically incorporates such report by reference, and such incorporated report shall not otherwise be deemed filed.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As reflected in the organizational chart below, MDFC is a wholly-owned subsidiary of MDDC. As a wholly-owned subsidiary, our only outstanding securities are those owned by MDDC. MDDC is the developer, owner and operator of Borgata, including The Water Club. MDDC is owned by a holding company, MDDHC, which is one-half owned by BAC, a first tier subsidiary of Boyd, and one-half owned by the Divestiture Trust, of which MGM is the primary beneficiary. The Operating Agreement between BAC and MAC designates BAC as the managing member. As managing member of MDDHC, BAC, through MDDHC, has responsibility for the oversight and management of Borgata's day-to-day operations.
Boyd, the parent company of BAC, is a diversified operator of 16 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Mississippi, Illinois, Louisiana and Indiana.

Boyd Gaming Corporation		MGM Resorts International

MGM Resorts, Inc.

Boyd Atlantic City, Inc.		MAC, Corp.
(Divestiture Trust)

50% Owner	Marina District Development	50% Owner
Holding Co., LLC

Marina District Development
Company, LLC

Marina District Finance
Company, Inc.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Compensation
As discussed above, each of the directors and executive officers of MDFC is currently employed by Boyd and does not receive any additional compensation for their service to MDFC.

MDDC reimburses Boyd for a portion of the compensation of Robert L. Boughner. Mr. Boughner is MDFC's Executive Vice President and Chief Operating Officer and MDDC's President and Chief Operating Officer. Mr. Boughner also serves as a member of Boyd's board of directors and is Boyd's Executive Vice President and Chief Business Development Officer. In the years ended December, 31, 2011 and 2010, MDDC reimbursed Boyd for Mr. Boughner's compensation in an aggregate amount of approximately $1.60 million and $1.75 million, respectively.

We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.3 million at December 31, 2011. Reimbursable expenditures were $10.0 million at December 31, 2011. Reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.

Policies and Procedures Regarding Transactions with Related Persons
MDFC does not have a formal policy regarding the review and approval of related party transactions separate from the policies and procedures employed by Boyd, which apply to MDFC's executive officers and directors, as executive officers of Boyd. Boyd analyzes all transactions in which Boyd or its subsidiaries participates and in which a related person may have a direct or indirect material interest. Related persons include any directors or executive officers of Boyd or its subsidiaries, certain of Boyd's stockholders and their respective immediate family members. As it relates to employees, officers and directors, pursuant to Boyd's Code of Business Conduct and Ethics, which is available on Boyd's website at www.boydgaming.com, a conflict of interest arises when personal interests interfere with the ability to act in the best interests of Boyd or its subsidiaries. Boyd's employees are to disclose any potential conflicts of interest to Boyd's Chief Executive Officer or his designees, who will advise the employee as to whether or not Boyd believes a conflict of interest exists. Employees are also to disclose potential conflicts of interest involving their respective spouses, siblings, parents, in-laws, children, and members of their households. Non-employee directors are also to discuss any concerns with the Chairman of Boyd's Corporate Governance and Nominating Committee or the General Counsel.

Directors and executive officers of MDFC are required to complete a questionnaire that is intended to, among other things, identify any transactions or potential transactions with MDFC or Boyd (or its subsidiaries) in which a director or an executive officer or one of their family members or associated entities has an interest, and which exceeds $120,000. Directors and executive officers are required to promptly notify Boyd of any changes during the course of the year to the information provided in the annual questionnaire.

Boyd's Audit Committee has responsibility for reviewing and approving certain related person transactions, as provided in its committee charter.

We believe that the policies and procedures discussed above collectively ensure that all related person transactions requiring disclosure under SEC rules are appropriately reviewed and approved or ratified.

Director Independence
For a discussion of MDFC director independence, see “Item 10. Directors, Executive Officers and Corporate Governance - Director Independence and Committees” set forth above, which discussion is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Deloitte & Touche LLP (“Deloitte”) has served as the independent registered public accounting firm for the Company since 2003, and is appointed by the audit committee of Boyd Gaming Corporation (the "Audit Committee"). The Audit Committee considered whether Deloitte's provision of any professional services, other than its audits of our annual financial statements and the effectiveness of our internal controls over financial reporting, reviews of quarterly financial statements and other audit-related services, is compatible with maintaining the auditor's independence.

Audit and Non-Audit Fees
The following table sets forth the aggregate fees billed by Deloitte for the audits and other services provided to the Company for fiscal years 2010 and 2009.

	Fiscal Year Ended December, 31,
	2011	2010
Audit Fees(1)	$250,000	$273,000
Audit-Related Fees(2)	50,000	136,000
Tax Fees(3)	33,340	146,171
Total	$333,340	$555,171

(1)
Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly financial statements and the audit of the effectiveness of our internal controls over financial reporting.

(2)
Audit-related fees consist primarily of services provided in connection with our regulatory audits, consulting on technical accounting matters, review of valuation services and certain other audit-related consultation services.

(3)
Tax fees consist primarily of tax consultation and planning fees and tax compliance services, including services provided in connection with certain federal and state tax matters, cost segregation services, transaction support and Internal Revenue Service examination support services.

Audit Committee Pre-Approval of Audit and Non-Audit Services
Boyd's Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Boyd's Audit Committee has adopted a policy for the pre-approval of services provided by our independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Boyd's Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee. The Chairman is required to report any decisions to the Audit Committee at the next scheduled committee meeting. All services provided by Deloitte in fiscal year 2011 were in compliance with Boyd's policy relating to the pre-approval of services.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Unless otherwise indicated, all historical financial information in this Annual Report on Form 10-K is information regarding Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
Marina District Development Company, LLC and Subsidiary:

We have audited the accompanying consolidated balance sheets of Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC” or "Subsidiary") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in member equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marina District Development Company, LLC and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 30, 2012

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
as of December 31, 2011 and 2010

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$46,224	$42,099
Accounts receivable, net	34,012	30,224
Inventories	4,303	4,387
Prepaid expenses and other current assets	6,685	10,545
Deferred income taxes	1,656	1,221
Total current assets	92,880	88,476
Property and equipment, net	1,282,459	1,312,196
Debt financing costs, net	5,350	6,736
Other assets, net	41,806	39,113
Total assets	$1,422,495	$1,446,521

LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$8,459	$7,797
Income taxes payable, net	599	6,504
Accrued liabilities	92,443	94,735
Total current liabilities	101,501	109,036
Long-term debt, net	809,808	835,370
Deferred income taxes	13,376	13,922
Other long-term tax liabilities	11,647	10,792
Other liabilities	16,227	15,870

Commitments and contingencies (Note 6)

Member equity	469,936	461,531
Total liabilities and member equity	$1,422,495	$1,446,521

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPAY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
REVENUES
Operating revenues:
Gaming	$648,442	$643,904	$691,428
Food and beverage	148,083	147,751	143,410
Room	116,537	115,199	113,143
Other	41,458	42,931	42,620
Gross revenues	954,520	949,785	990,601
Less promotional allowances	224,246	211,356	213,193
Net revenues	730,274	738,429	777,408
COST AND EXPENSES
Operating costs and expenses:
Gaming	263,871	263,823	280,620
Food and beverage	71,358	69,489	64,217
Room	14,535	13,992	11,940
Other	33,277	34,334	34,908
Selling, general and administrative	126,941	123,963	128,164
Maintenance and utilities	61,834	63,435	59,900
Depreciation and amortization	61,745	69,640	78,719
Preopening expenses	229	—	699
Other operating charges, net	1,569	60	(28,606)
Total operating costs and expenses	635,359	638,736	630,561
Operating income	94,915	99,693	146,847
Other expense
Interest expense, net of amounts capitalized	84,772	50,199	27,668
Total other expense	84,772	50,199	27,668
Income before provision for state income taxes	10,143	49,494	119,179
Provision for state income taxes	(1,738)	(5,273)	(10,938)
Net income	$8,405	$44,221	$108,241

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER EQUITY
for the years ended December 31, 2011, 2010 and 2009

	Capital Contributions	Retained Earnings	Total Member Equity
	(In thousands)
Balances, January 1, 2009	$477,507	$233,304	$710,811
Distributions	—	(120,271)	(120,271)
Net income	—	108,241	108,241
Balances, December 31, 2009	477,507	221,274	698,781
Distributions	(30,807)	(250,664)	(281,471)
Net income	—	44,221	44,221
Balances, December 31, 2010	446,700	14,831	461,531
Net income	—	8,405	8,405
Balances, December 31, 2011	$446,700	$23,236	$469,936

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$8,405	$44,221	$108,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	61,745	69,640	78,719
Gain from insurance recoveries	(356)	—	(28,735)
Amortization of debt financing costs	1,462	4,908	4,069
Amortization of discounts on senior secured notes	3,390	1,294	—
Deferred income taxes	(981)	(61)	3,931
Provision for doubtful accounts	3,304	3,469	8,021
Noncash asset write-down	1,930	—	—
Gain on early retirement of debt	(6)	—	—
Write-down of debt financing costs	1,029	—	—
Other operating activities	1,290	1,450	3,208
Changes in operating assets and liabilities:
Accounts receivable	(7,092)	(3,092)	(3,477)
Inventories	84	40	1,072
Prepaid expenses and other current assets	3,860	236	(1,653)
Income taxes receivable/payable	(5,905)	95	18,719
Other long-term tax asset	254	208	(983)
Other assets, net	(5,362)	(3,945)	(9,386)
Accounts payable and accrued liabilities	(1,817)	27,739	(10,908)
Other long-term tax liabilities	855	690	(69)
Other liabilities	357	(695)	13,969
Net cash provided by operating activities	66,446	146,197	184,738
Cash Flows from Investing Activities
Capital expenditures	(32,626)	(15,663)	(15,107)
Insurance proceeds for replacement assets	356	—	17,603
Other investing activities, net	—	(1,060)	(2,707)
Net cash used in investing activities	(32,270)	(16,723)	(211)
Cash Flows from Financing Activities
Borrowings under amended credit facility	741,300	686,643	851,283
Payments under amended credit facility	(762,000)	(1,305,362)	(912,200)
Payments to repurchase senior secured notes	(8,198)	—	—
Net proceeds from issuance of senior secured notes	—	773,176	—
Debt financing costs, net	(1,153)	(7,255)	(135)
Distributions to member	—	(281,471)	(120,271)
Net cash used in financing activities	(30,051)	(134,269)	(181,323)
Increase (decrease) in cash and cash equivalents	4,125	(4,795)	3,204
Cash and cash equivalents, beginning of period	42,099	46,894	43,690
Cash and cash equivalents, end of period	$46,224	$42,099	$46,894

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$87,872	$13,117	$24,449
Cash paid (refunded) for income taxes, net	7,514	4,340	(11,713)

Supplemental Schedule of Noncash Investing and Financing Activities
Payables incurred for capital expenditures	$187	$—	$—
Extinguishment of former credit facility with advance from amended credit facility	—	73,010	—
The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
MDDC is the parent of MDFC. MDFC is a 100% owned finance subsidiary of MDDC, which has fully and unconditionally guaranteed its securities.

MDDC was incorporated in July 1998 and has been operating since July 2003. MDFC was incorporated in 2000 and has been a wholly-owned subsidiary of MDDC since its inception. We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, “Borgata”). Borgata is located on a 45.6-acre site at Renaissance Pointe in Atlantic City, New Jersey and is an upscale destination resort and gaming entertainment property.

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly-owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”). The joint venture operates pursuant to an operating agreement, in which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the operating agreement between BAC and MAC (the “Operating Agreement”), BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 16 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Louisiana, Mississippi and Indiana.

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of MDDC and MDFC. All material intercompany accounts and transactions have been eliminated.

Investment in unconsolidated subsidiary, which is less than 50% owned and does not meet the consolidation criteria of the authoritative accounting guidance for voting or variable interest models, is accounted for under the equity method. During the year ended December 31, 2011, we reclassified our investment in unconsolidated subsidiary to other assets based on the relative immateriality of such investment and to reflect the fact that the investment is presently being liquidated.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase, and are on deposit with high credit quality financial institutions. The carrying values of these instruments approximate their fair values due to their short maturities.

Accounts Receivable, Net
Accounts receivable consist primarily of casino, hotel and other receivables. Accounts receivable are typically non-interest bearing

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Beginning balance, January 1	$23,313	$24,556	$21,308
Additions	3,305	3,469	8,021
Deductions	(3,063)	(4,712)	(4,773)
Ending balance, December 31	$23,555	$23,313	$24,556

Management does not believe that any significant concentrations of credit risk existed as of December 31, 2011.

Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment
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

Capitalized Interest
Interest costs, primarily associated with our expansion projects, were capitalized as part of the cost of our constructed assets. Interest costs, which included commitment fees, letter of credit fees and the amortized portion of deferred financing fees, were capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest ceased when the respective project, or discernible portions of the projects, was substantially completed. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the year ended December 31, 2011 was $0.4 million. We did not capitalize any interest during the year ended December 31, 2010, and capitalized interest for the year ended December 31, 2009 was less than $0.1 million.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Debt Financing Costs
Debt financing costs, which include legal, and other direct costs related to the issuance of our outstanding debt, are deferred and amortized to interest expense over the contractual term of the underlying long-term debt using the effective interest method. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt financing costs.

CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to 50 years and bear interest at below market rates. Our net deposits with the CRDA eligible to be used to fund qualified investments were $40.0 million and $35.8 million as of December 31, 2011 and 2010, respectively, and are included in other assets, net on our consolidated balance sheet.

Joint Venture Interest
In 2006, we entered into an agreement with two other Atlantic City casinos (both of which are owned by Caesars Entertainment Corp, formerly Harrah's Entertainment Inc.) to form the Atlantic City Express Service ("ACES"). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City, which operations commenced in February 2009. Each member guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing member rotated annually among the members. Our net investment in ACES was $2.8 million and $5.2 million as of December 31, 2011 and 2010, respectively, and is included in other assets, net on our consolidated balance sheet.

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

ACES suspended services in September, 2011, and accordingly, the joint venture agreement terminated in January 2012, which will force a liquidation of the joint venture's assets. We recorded a non-cash impairment charge to our investment in the unconsolidated subsidiary in the amount of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidated value.

Loyalty Programs
We have established promotional programs to encourage repeat business from frequent and active customers. Members earn points based on gaming activity, and such points can be redeemed for a specified period of time, principally for restricted free play slot machine credits and complimentary goods and services. We accrue for earned points expected to be redeemed as a promotional allowance. The accruals are based on estimates and assumptions regarding the mix of restricted free play and complimentary goods and services expected to be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals. The points accruals for our loyalty programs are included in accrued liabilities on our consolidated balance sheets.

Long-Term Debt, Net
Long-term debt is reported at amortized cost. The discounts on the senior secured notes and the transaction costs paid to the initial purchasers upon issuance are recorded as adjustments to the face amounts of our outstanding debt. This resulting difference between the net proceeds upon issuance of the senior secured notes and the face amounts of the senior secured notes is accreted to interest expense using the effective interest method.

Income Taxes
MDDHC is treated as a partnership for federal income tax purposes; therefore, federal income taxes are the responsibility of BAC and MAC. In New Jersey, casino partnerships are subject to state income taxes under the Casino Control Act; therefore, we are required to record New Jersey state income taxes. In 2004, we were granted permission by New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with BAC and MAC. The amounts reflected in our consolidated

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 financial statements are on a stand-alone basis; however, we file a state consolidated tax return with MAC and BAC.

The amounts due to BAC and the Divestiture Trust are a result of the tax attributes BAC and MAC have contributed to the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	December 31,
	2011	2010
	(In thousands)
Amounts receivable - State	$(1,043)	$(398)
Amounts payable to BAC and Divestiture Trust	1,642	6,902
Income taxes payable, net	$599	$6,504

Self-Insurance Reserves
We are currently self-insured up to $75 million, $1 million, $0.25 million and $0.20 million with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim and non-union employee medical case, respectively. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in property values, replacement costs, health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.

Revenue Recognition
Gaming revenue represents the net win from gaming activities, which is the aggregate difference between gaming wins and losses. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Cash discounts, commissions and other incentives to customers related to gaming play are recorded as a reduction of gross gaming revenues.

Room revenue recognition criteria are met at the time of occupancy.

Food and beverage revenue recognition criteria are met at the time of service.

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our loyalty programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered or won that can be redeemed for a specified period of time, principally for restricted free play slot machine credits and complimentary goods and services. We record the estimated retail value of these goods and services as revenue and then record a corresponding deduction as promotional allowances.

The amounts included in promotional allowances for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Rooms	$70,869	$70,329	$75,655
Food and beverage	56,581	57,944	61,839
Other	96,796	83,083	75,699
Total promotional allowances	$224,246	$211,356	$213,193

The estimated costs of providing such promotional allowances for the years ended December 31, 2011, 2010 and 2009 are as follows:

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Rooms	$22,647	$22,057	$24,250
Food and beverage	42,471	42,141	45,806
Other	11,908	11,075	11,070
Total	$77,026	$75,273	$81,126

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes totaled approximately $47.3 million, $47.8 million and $52.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs from continuing operations are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $14.1 million, $12.9 million and $12.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Preopening Expenses
Certain costs of start-up activities were expensed as incurred. During the years ended December 31, 2011 and 2009, we expensed $0.2 million and $0.7 million in preopening expenses, respectively. We did not incur any preopening costs during the year ended December 31, 2010.

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash equivalents, accounts receivable and CRDA deposits.

The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits which may at times exceed federally-insured limits.

Concentration of credit risk, with respect to gaming receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved gaming customers only following credit checks and investigations of creditworthiness.

Certain Risks and Uncertainties
The Company's operations are dependent on its continued licensing by the state gaming commission. The loss of our license could have a material adverse effect on future results of operations.

The Company is dependent on geographically local markets for a significant number of its customers and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company's results of operations could be adversely affected.

The Company is dependent on the economy of the United States, in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, measurement of our equity interest in ACES, estimated cash flows in assessing the recoverability of long-lived assets, certain tax liabilities, self-insured liability reserves, various loyalty point programs, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Reclassifications
Certain period amounts presented in our consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on our retained earnings or net income as previously reported. The reclassifications specifically had the following impacts on our consolidated balance sheets at December 31, 2011 and 2010 in that our investment in unconsolidated subsidiary was reclassified to other assets based on the relative immateriality of such investment and to reflect the fact that the investment is presently being liquidated.

Recently Issued Accounting Pronouncements
Accounting Standards Update 2011-09 Employer's Participation in Multiemployer Benefit Plans ("Update 2011-09")
In September 2011, the Financial Accounting Standards Board ("FASB") issued Update 2011-09 which is an amendment to Topic 715-80 of the Accounting Standards Codification ("ASC").

The objective of Update 2011-09 is to amend ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other post-retirement benefits. The objective of Update 2011-09 is to enhance transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer's participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer's commitments to the plans.

We adopted Update 2011-09 during the year ended December 31, 2011. Update 2011-09 did not have a material impact on our consolidated financial statements.

A variety of additional proposed or otherwise potential accounting issues are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2011	2010
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,396,312	1,391,304
Furniture and equipment	305,624	297,831
Construction in progress	17,370	7,330
Total property and equipment	1,806,607	1,783,766
Less accumulated depreciation	524,148	471,570
Property and equipment, net	$1,282,459	$1,312,196

Depreciation expense was $61.7 million, $69.4 million and $76.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Major items included in construction in progress at December 31, 2011 and 2010 consisted primarily of room renovations and refurbishments and various maintenance capital projects currently in process.
We test certain of these property and equipment assets for recoverability if a recent operating or cash flow loss, combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses, is associated with the use of a long-lived asset.
Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

NOTE 3. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued expenses and other liabilities	$27,941	$25,000
Payroll and related expenses	19,760	18,609
Gaming liabilities	22,068	19,470
Accrued interest	22,674	31,656
Total accrued liabilities	$92,443	$94,735

NOTE 4. LONG-TERM DEBT, NET

Long-term debt, net consists of the following:

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended credit facility	$40,200	$—	$—	$40,200
9.50% senior secured notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% senior secured notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808

	December 31, 2010
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended credit facility	$60,900	$—	$—	$60,900
9.50% senior secured notes due 2015	400,000	(3,969)	(9,319)	386,712
9.875% senior secured notes due 2018	400,000	(2,648)	(9,594)	387,758
	$860,900	$(6,617)	$(18,913)	$835,370

Bank Credit Facility
Significant Terms
On August 6, 2010, MDFC announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million amended payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. MDDC is the guarantor of both the amended credit facility, and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, MDFC entered into an amended credit facility among MDFC, MDDC, certain other financial institutions (each a "Lender", and collectively the "Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The Amendment modifies certain terms of the former credit facility among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

The amended credit facility: (i) reduces the aggregate commitments under the amended credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the amended credit facility) to $125 million for a trailing-twelve month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting us from borrowing under the amended credit facility, to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

As the amended credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under our amended credit facility have priority in payment to the senior secured notes.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the amended credit facility.

Interest Rate
Outstanding borrowings under the amended credit facility accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the amended credit facility. In addition, a commitment fee is incurred on the unused portion of the amended credit facility ranging from 0.50% per annum to 1.00% per annum.

At December 31, 2011, the outstanding balance under the amended credit facility was $40.2 million, which bore an interest rate of 4.4%. Contractual availability under the amended credit facility at December 31, 2011 was $34.8 million.
Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the amended credit facility) of $125 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, specifically the minimum Consolidated EBITDA, which, at December 31, 2011, was $160.0 million.

Debt Financing Costs
In conjunction with the amended credit facility, during the years ended December 31, 2011 and 2010, we incurred approximately $1.2 million and $3.0 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility. During the year ended December 31, 2011, we also accelerated the amortization of approximately $1.0 million of the net outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our amended credit facility. During the year ended December 31, 2010, we accelerated the amortization of approximately $2.0 million of the remaining deferred loans fees associated with our former bank credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at December 31, 2011.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the 2015 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest to the applicable redemption date.
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at December 31, 2011.

At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the 2018 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
Original Issue Discount
The original issue discounts have been recorded as an offset to the principal amounts of these notes and are being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2011, the effective interest rate on the 9.5% senior secured notes due 2015 and the 9.875% senior secured notes due 2018 was 10.2% and 10.3%, respectively.

Repurchase of Senior Secured Notes
During the year ended December 31, 2011, we repurchased and retired $8.5 million, principal amount, in total, of our senior secured notes, which included $2.0 million of the 9.5% senior secured notes and $6.5 million of the 9.875% senior secured notes. The total purchase price of the notes was $8.2 million, resulting in a gain of less than $0.1 million, net of associated deferred financing fees, which is recorded as a gain on early retirement of debt in other operating charges, net in our consolidated statement of operations during the year ended December 31, 2011.

The scheduled maturities of the face amounts of long-term debt, as of December 31, 2011 are as follows:

(In thousands)
For the Year Ending December 31,
2012	$—
2013	—
2014	40,200
2015	398,000
2016	—
Thereafter	393,500
$831,700

NOTE 5. INCOME TAXES

Provision for State Income Taxes
A summary of the provision for state income taxes is as follows:

	December 31,
	2011	2010	2008
	(In thousands)
State
Current	$1,610	$4,436	$7,007
Deferred	128	837	3,931
Provision for state income taxes	$1,738	$5,273	$10,938

The following table provides a reconciliation between the state statutory rate and the effective income tax rate where both are expressed as a percentage of income.

	December 31,
	2011	2010	2009
Tax provision at state statutory rate	9.0%	9.0%	9.0%
Interest	7.7	1.4	(0.3)
Other, net	0.5	0.3	0.5
Total state income tax provision	17.2%	10.7%	9.2%

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising the Company's net deferred state tax liability are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred state tax assets
Gaming taxes	$1,834	$1,801
Provision for doubtful accounts	1,830	1,792
Reserve for employee benefits	736	577
Other	1,173	881
Gross deferred state tax assets	5,573	5,051

Deferred state tax liabilities
Difference between book and tax basis of property	$16,530	$16,710
Reserve differential for gaming activities	174	146
Other	589	896
Gross deferred state tax liabilities	17,293	17,752
Net deferred state tax liabilities	$11,720	$12,701

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

The items comprising our deferred state income taxes as presented on our consolidated balance sheets are as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Non-current deferred income tax liability	$13,376	$13,922
Current deferred income tax asset	1,656	1,221
Net deferred state tax liability	$11,720	$12,701

In connection with our formation in 2000, MAC contributed assets consisting of land and South Jersey Transportation Authority bonds with a tax basis of approximately $9.2 million and $13.8 million, respectively. The recorded book value of those assets was $90 million. Pursuant to the Joint Venture and Tax Sharing Agreements between BAC and MAC, any subsequent gain or loss associated with the sale of the MAC contributed property would be allocated directly to MAC for both state and federal income tax purposes. As such, no state deferred tax liability has been recorded in connection with the book and tax basis differences related to the MAC contributed property.

Accounting for Uncertain Tax Positions
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Accounting guidance, which is applicable to all income tax positions, provides direction on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Unrecognized tax benefit, January 1	$8,836	$8,714	$7,789
Additions based on tax positions related to current year	212	236	333
Additions based on tax positions related to prior years	196	—	1,852
Reductions based on tax positions settled with taxing authorities	—	—	(121)
Reductions based on tax positions related to prior years	(176)	(114)	(1,139)
Unrecognized tax benefit, December 31	$9,068	$8,836	$8,714

Included in the $9.1 million balance of unrecognized tax benefits at December 31, 2011 are $5.8 million of tax benefits that, if recognized, would affect the effective tax rate and $3.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the years ended December 31, 2011, 2010 and 2009, we recognized accrued interest and penalties of approximately $0.6 million, $0.6 million and $(0.3) million, respectively. The 2009 reduction in accrued interest was recorded in connection with the state tax impact of settlements reached in our Internal Revenue Service examination. We have $3.0 million and $2.4 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

Status of Examinations
We are subject to state taxation in New Jersey and our state tax returns are subject to examination for tax years ended on or after December 31, 2001. Our state tax return for the year ended December 31, 2001 is open to the extent of a net operating loss carryforward utilized in subsequent years. Statute expirations, related to state income tax returns filed for years prior to December 31, 2006, have been extended to March 31, 2013. The statute of limitations for all remaining state income tax returns will begin to expire over the period October 2012 through October 2015. As we are a partnership for federal income tax purposes, we are not subject to federal income tax. The federal tax liabilities of BAC and MAC would be affected by any tax adjustments resulting

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 from federal audits.

We are currently in Appeals for federal income tax purposes related to the tax returns filed for the years ended December 31, 2003 and December 31, 2004. The Internal Revenue Service has notified us that the tax returns filed for tax years ended December 31, 2005 and December 31, 2009 has been selected for audit and the audit started during 2011. Any adjustments related to the federal examination would affect BAC and MAC, as we are not subject to federal income tax. Additionally, New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2006 are under audit by the New Jersey Division of Taxation. As the Division of Taxation audit is still in its preliminary stages, it is difficult to determine when this examination will be closed. Although our state audit is in its preliminary stage, we have recorded the expected state tax impact, to our unrecognized tax benefits, of certain federal adjustments that have been settled with the Internal Revenue Service, for which the state and federal tax treatment are consistent. The adjustments primarily relate to the appropriate class lives of certain depreciable assets. As it relates to years under audit and unaudited open years, we do not anticipate any material changes, over the next 12 month period, to our unrecognized tax benefits as of December 31, 2011.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments
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

Our estimated total capital expenditures for 2012 are expected to be approximately $59 million and are primarily comprised of our room renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 through our amended credit facility and operating cash flows.
Expansions
On June 27, 2008, we held the grand opening of our second hotel, The Water Club. The Water Club is a 798-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. We financed the expansion from our cash flows from operations and through borrowings under our amended credit facility.
On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40 million with our insurance carrier and recognized a gain of $28.7 million, included in other operating charges, net, on our consolidated statement of income, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible).
Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.6 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.

Our CRDA obligations for the years ended December 31, 2011, 2010 and 2009 were $8.1 million, $8.1 million and $8.7 million, respectively, of which valuation provisions of $3.5 million, $4.6 million and $5.1 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million was not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due. As a result, we expensed our pro rata share of the $90 million, approximately $15.0 million, based on our actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $5.1 million, $5.1 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA.

Leases
As of December 31, 2011, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MGM, as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot, and a proposed alternative parking structure. On November 4, 2010, MGM announced that it had closed the sale of land leased to MDDC for the public space expansion, rooms expansion, parking structure and proposed alternative parking structure. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid per square foot under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, our obligations under the ground leases were not modified by the sale. The leases consist of:

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

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement dated September 21, 2009, and the Modification of Surface Lot Ground Lease, dated March 23, 2010, for approximately 8.4 acres of land consisting of the surface parking lot; and

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

The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is six months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the New Jersey Casino Control Commission ("NJCCC ") approves an extended term of such lease.
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

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

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

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases (principally for land, see above and Note 11, Related Party Transactions) as of December 31, 2011 are as follows:

For the Year Ending December 31
(In thousands)
2012	$6,820
2013	6,062
2014	5,870
2015	5,753
2016	5,735
Thereafter	308,241
Total	$338,481

For the years ended December 31, 2011, 2010 and 2009, total rent expense was $12.6 million, $12.0 million and $12.7 million , respectively, portions of which were related to our rooms expansion were included in preopening expense in the consolidated statements of operations.
Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, as of December 31, 2011 is as follows:

For the Year Ending December 31
(In thousands)
2012	$1,819
2013	1,237
2014	423
2015	423
2016	324
Thereafter	360
Total	$4,586

For the years ended December 31, 2011, 2010 and 2009, total rent income was $3.1 million, $3.3 million and $3.3 million, respectively, which is recorded as other income in the consolidated statements of operations.

Contingencies
Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 7. FAIR VALUE MEASUREMENTS

We have adopted the authoritative accounting guidance for fair value measurements, which does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.

These inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.

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

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$46,224	$46,224	$—	$—

	December 31, 2010
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$42,099	$42,099	$—	$—

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2011 and 2010. All such deposits are due upon demand.

Balances Disclosed at Fair Value
The following table provides the fair value measurement information about our long-term debt at December 31, 2011 and 2010.

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Amended credit facility	$40,200	$40,200	$40,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total long-term debt	$831,700	$809,808	$776,385

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Amended credit facility	$60,900	$60,900	$60,900	Level 2
9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Total long-term debt	$860,900	$835,370	$815,529

The estimated fair value of our amended credit facility at December 31, 2011 and 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of December 31, 2011 and 2010, respectively.

There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2011 and 2010.

NOTE 8. OTHER OPERATING CHARGES, NET

Other operating charges, net, is comprised of the following:

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Impairment of assets	$1,051	$—	$—
Loss on disposal of assets	880	60	129
Gain from insurance recoveries	(356)	—	(28,735)
Gain on early retirement of debt	(6)	—	—
Other operating charges, net	$1,569	$60	$(28,606)

Impairment of Assets
During the year ended December 31, 2011, we recorded a non-cash impairment charge related to our investment in ACES of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidation value.

Loss on Disposal of Assets
During the year ended December 31, 2011, we recognized losses on asset disposals of $.9 million offset by $.4 million of insurance recoveries.

During the years ended December 31, 2011, 2010 and 2009, losses on disposal of assets is comprised of amounts recognized in connection with our disposal of assets in the ordinary course of business.

Gain from Insurance Recoveries
On September 23, 2007, The Water Club, our 798-room boutique hotel expansion then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we carried “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles.

During the year ended December 31, 2009, we reached a final settlement of $40 million with our insurance carrier and recognized a gain of $28.7 million, included in other operating charges, net on our consolidated statement of operations, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible).

During the year ended December 31, 2011, we reached a settlement with the insurers of certain third parties, against whom our insurer had previously filed subrogation claims. As we had previously reduced our carrying value of the damage to construction in progress at the time of the fire to zero, the settlement of these claims resulted in the recording of a recovery, and a gain, of approximately $0.4 million.

NOTE 9. EMPLOYEE BENEFIT PLANS
We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. These unions cover certain of our culinary, hotel and other trade workers. We are obligated to make defined contributions under these plans.

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•
We may elect to stop participating in our multi-employer plans. As a result, we may be required to pay a withdrawal liability based on the underfunded status of the plan as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and impact our ability to meet our obligations to the multiemployer plan.

•	We may contribute assets to the multiemployer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled approximately $6.0 million, $6.0 million and 5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. These aggregate contributions were not individually significant to any of the respective plans. There were no significant changes that would affect the comparability of our employer contributions during the years ended December 31, 2011, 2010 and 2009. As of January 1, 2010, our share of the unfunded vested liability related to its pension plans was $51.4 million.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lessor of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $1.4 million, $1.5 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected quarterly financial information for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Year
	(In thousands)
Summary Operating Results:
Net revenues	$169,090	$182,756	$202,018	$176,410	$730,274
Operating income	15,502	21,533	35,471	22,408	94,914
Net income (loss)	(4,951)	1	12,926	429	8,405

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Year
	(In thousands)
Summary Operating Results:
Net revenues	$175,066	$186,892	$207,687	$168,784	$738,429
Operating income	19,570	24,712	37,871	17,540	99,693
Net income (loss)	12,520	17,287	18,550	(4,136)	44,221

NOTE 11. RELATED PARTY TRANSACTIONS

We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

Ground Leases
We entered into a series of ground lease agreements with MGM totaling 19.6 acres that provides the land on which our existing employee parking garage, public space expansion, rooms expansion, modified surface parking lot and proposed alternative parking structure reside. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is six months after notice is given. We did not have any amounts due to MGM or the new land owner for these types of expenditures at either December 31, 2011, 2010 or 2009. On November 4, 2010, MGM sold the land comprising the employee parking garage, public space expansion, rooms expansion and proposed alternative parking structure reside. Related rent incurred was $5.1 million, $5.4 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, which was included in selling, general and administrative on the consolidated statements of operations.
Pursuant to the ground lease agreements, we are responsible for reimbursing the land owner for related property taxes paid on our behalf. We did not have any amounts due to MGM or the new land owner for these types of expenditures at either December 31, 2011, 2010 or 2009. Related property tax incurred was $2.5 million, $9.9 million and $12.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

MARINA DISTRICT DEVELOPMENT COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.3 million, $0.9 million and $0.8 million at December 31, 2011, 2010 and 2009, respectively. Reimbursable expenditures were $10.0 million, $9.1 million, and $7.4 million for each of the years ended December 31, 2011, 2010 and 2009, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.

NOTE 12. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2011. During this period, we did not identify any subsequent events, the effects of which would require adjustment to our financial position or results of operations as of and for the year ended December 31, 2011.

2. Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.2	Restated Bylaws of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.2 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.3	Operating Agreement of Marina District Development Company, LLC.	Incorporated by reference to Exhibit 3.3 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.1	Indenture, dated as of August 6, 2010, by and among the Company, MDDC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.2	Form of 9.500% Senior Secured Note due 2015.	Included in Exhibit 4.1.

4.3	Form of 9.875% Senior Secured Note due 2018.	Included in Exhibit 4.1.

4.4	Registration Rights Agreement, dated as of August 6, 2010.	Incorporated by reference to Exhibit 4.4 to MDFC's registration statement on Form S-4 flied on April 1, 2011.

4.5	Credit Agreement, entered into as of August 6, 2010.	Incorporated by reference to Exhibit 4.5 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.6	First Lien Intercreditor and Collateral Agency Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.6 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.7	Fee and Leasehold Mortgage, Assignments of Rents and Leases.	Incorporated by reference to Exhibit 4.7 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.8	Security Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.8 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.9	Intercompany Note due 2015 dated August 6, 2010.	Incorporated by reference to Exhibit 4.9 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.10	Intercompany Note due 2018 dated August 6, 2010.	Incorporated by reference to Exhibit 4.10 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.11	Intercompany Note dated August 6, 2010.	Incorporated by reference to Exhibit 4.11 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.12	First Amendment to Credit Agreement, dated November 11, 2011.	Included in this Annual Report on Form 10-K.

10.1	Lease and Option Agreement dated January 16, 2002, as amended.	Incorporated by reference to Exhibit 10.1 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.2	Expansion Ground Lease, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.2 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.3	Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.3 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.4	Surface Lot Ground Lease, dated August 20, 2004, as amended.	Incorporated by reference to Exhibit 10.4 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.5	Ground Lease Agreement, dated as of March 23, 2010.	Incorporated by reference to Exhibit 10.5 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

23.1	Consent of Deloitte & Touche LLP	Included in this Annual Report on Form 10-K.

24.1	Power of Attorney.	Included in this Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Included in this Annual Report on Form 10-K.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Included in this Annual Report on Form 10-K.

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Included in this Annual Report on Form 10-K.

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Included in this Annual Report on Form 10-K.

101	XBRL Information
The following materials from Marina District Finance Company, Inc.'s on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009 (iii) Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ JOSH HIRSBERG
Josh Hirsberg Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith and Josh Hirsberg and each of them, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ WILLIAM S. BOYD	Director	March 30, 2012
William S. Boyd

/S/ MARIANNE BOYD JOHNSON	Director	March 30, 2012
Marianne Boyd Johnson

/S/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 30, 2012
Keith E. Smith	(Principal Executive Officer)

/S/ ROBERT L. BOUGHNER	Executive Vice President and Chief Operating Officer	March 30, 2012
Robert L. Boughner

/S/ JOSH HIRSBERG	Vice President, Chief Financial Officer and Treasurer	March 30, 2012
Josh Hirsberg	(Principal Financial Officer and Principal Accounting Officer)

/S/ PAUL J. CHAKMAK	Vice President and Secretary	March 30, 2012
Paul J. Chakmak

Exhibit Index

4.7	First Amendment to Credit Agreement, dated November 11, 2011.	Included in this Annual Report on Form 10-K.

23.1	Consent of Deloitte & Touche LLP	Included in this Annual Report on Form 10-K.

24.1	Power of Attorney.	Included in this Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Included in this Annual Report on Form 10-K.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Included in this Annual Report on Form 10-K.

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Included in this Annual Report on Form 10-K.

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Included in this Annual Report on Form 10-K.

101	XBRL Information
The following materials from Marina District Development Company, LLC's on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009 (iii) Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements.*