Form 10-Q
period 2012-03-31
Marina District Finance Company, Inc.
filed 2012-05-15
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
FOR THE PERIOD ENDED MARCH 31, 2012

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
The financial information, included in this quarterly report on Form 10-Q, should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the MDFC's Form 10-K for the year ended December 31, 2011, as filed with the Securities Exchange Commission ("SEC") on March 30, 2012.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2012 and December 31, 2011
______________________________________________________________________________________________________

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,296	$46,224
Accounts receivable, net	32,847	34,012
Inventories	4,083	4,303
Prepaid expenses and other current assets	4,883	6,685
Deferred income taxes	1,764	1,656
Total current assets	77,873	92,880
Property and equipment, net	1,285,414	1,282,459
Debt financing costs, net	5,027	5,350
Other assets, net	40,503	41,806
Total assets	$1,408,817	$1,422,495
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$5,615	$8,459
Accrued liabilities	95,199	92,443
Income taxes payable, net	847	599
Total current liabilities	101,661	101,501
Long-term debt, net	792,997	809,808
Deferred income taxes	13,742	13,376
Other long-term tax liabilities	11,657	11,647
Other liabilities	16,252	16,227
Commitments and contingencies (Note 5)
Member equity	472,508	469,936
Total liabilities and member equity	$1,408,817	$1,422,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$155,453	$151,856
Food and beverage	36,246	34,465
Room	27,157	26,291
Other	8,578	9,304
Gross revenues	227,434	221,916
Less promotional allowances	51,283	52,826
Net revenues	176,151	169,090
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	63,048	65,057
Food and beverage	17,841	15,925
Room	3,203	3,137
Other	6,331	7,310
Selling, general and administrative	32,540	30,529
Maintenance and utilities	14,260	15,262
Depreciation and amortization	15,191	16,291
Other operating charges, net	107	77
Total operating costs and expenses	152,521	153,588
Operating income	23,630	15,502
Other expense
Interest expense, net	20,482	20,741
Total other expense	20,482	20,741
Income (loss) before state income taxes	3,148	(5,239)
State income taxes	(576)	288
Net income (loss)	$2,572	$(4,951)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the three months ended March 31, 2012
______________________________________________________________________________________________________

	Capital Contributions	Retained Earnings	Total Member Equity
	(In thousands)
	(Unaudited)
Balances, January 1, 2012	$446,700	$23,236	$469,936
Net income	—	2,572	2,572
Balances, March 31, 2012	$446,700	$25,808	$472,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$2,572	$(4,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,191	16,291
Gain from insurance recoveries	(28)	—
Amortization of debt financing costs	323	317
Amortization of discounts on senior secured notes	889	786
Deferred income taxes	258	(547)
Provision for doubtful accounts	721	979
Noncash asset write-downs	3	77
Other operating activities	19	279
Changes in operating assets and liabilities:
Accounts receivable	444	2,119
Inventories	220	233
Prepaid expenses and other current assets	1,802	3,239
Income taxes receivable/payable	248	(61)
Other long-term tax assets	59	55
Other assets, net	1,191	(1,735)
Accounts payable and accrued liabilities	(737)	(360)
Other long-term tax liabilities	10	265
Other liabilities	25	1,158
Net cash provided by operating activities	23,210	18,144
Cash Flows from Investing Activities
Capital expenditures	(17,466)	(3,637)
Insurance proceeds for replacement assets	28	—
Net cash used in investing activities	(17,438)	(3,637)
Cash Flows from Financing Activities
Borrowings under bank credit facility	182,900	51,500
Payments under bank credit facility	(200,600)	(83,700)
Debt financing costs	—	(401)
Net cash used in financing activities	(17,700)	(32,601)
Decrease in cash and cash equivalents	(11,928)	(18,094)
Cash and cash equivalents, beginning of period	46,224	42,099
Cash and cash equivalents, end of period	$34,296	$24,005

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$19,537	$21,420

Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$649	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

MDDC was incorporated in July 1998 and has been operating since July 2003. MDFC was incorporated in 2000 and has been a wholly-owned subsidiary of MDDC since its inception. We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"). Borgata is located on a 45.6-acre site at Renaissance Pointe in Atlantic City, New Jersey. Borgata is an upscale destination resort and gaming entertainment property.

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly-owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM Resorts International (the successor in interest to MGM MIRAGE) (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), in which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

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

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). MGM has subsequently announced that it has entered into an agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provides that the mandated sale of the MGM Interest be increased by an additional 18 months to March 24, 2014. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Basis of Presentation
Interim Condensed Consolidated Financial Statements
As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of March 31, 2012 and the results of our operations and our cash flows for the three months ended March 31, 2012 and 2011. The condensed consolidated balance sheet as of March 31, 2012 is unaudited; however the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three months ended March 31, 2012 and 2011, and our

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

cash flows for the three months ended March 31, 2012 and 2011, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest during the three months

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

ended March 31, 2012 was $0.3 million. We did not capitalize interest during the three months ended March 31, 2011.

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

Income Taxes
As a single member LLC, MDDC is treated as a disregarded entity for federal income tax purposes. As such, it is not subject to federal income tax and its income is treated as earned by its member, MDDHC. MDDHC is treated as a partnership for federal income tax purposes and federal income taxes are the responsibility of its members. In New Jersey, casino partnerships are subject to state income taxes under the New Jersey Casino Control Act; therefore, MDDC, considered a casino partnership, is required to record New Jersey state income taxes. In 2004, MDDC was granted permission by the state of New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with the members of its parent, MDDHC. The amounts reflected in the condensed consolidated financial statements are reported as if MDDC was taxed for state purposes on a stand-alone basis; however, MDDC files a consolidated state tax return with the members of MDDHC.

The amounts due to these members, are a result of the member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	March 31, 2012	December 31, 2011
	(In thousands)
Amounts payable to members of MDDHC	$1,890	$1,642
Amounts receivable - State	(1,043)	(1,043)
Income taxes payable, net	$847	$599

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

The amounts included in promotional allowances are as follows:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Rooms	$16,912	$16,785
Food and beverage	13,345	13,876
Other	21,026	22,165
Total promotional allowances	$51,283	$52,826

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Rooms	$5,296	$5,549
Food and beverage	10,120	10,180
Other	2,387	2,474
Total cost of promotional allowances	$17,803	$18,203

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $12.3 million and $11.9 million during the three months ended March 31, 2012 and 2011, respectively.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, value of certain funds deposited with the New Jersey Casino Reinvestment Development Authority (the "CRDA"), estimated cash flows in assessing the recoverability of long-lived assets, certain tax liabilities, self-insured liability reserves, various loyalty point programs, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

NOTE 2.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,401,789	1,396,312
Furniture and equipment	316,084	305,624
Construction in progress	18,993	17,370
Total property and equipment	1,824,167	1,806,607
Less accumulated depreciation	538,753	524,148
Property and equipment, net	$1,285,414	$1,282,459

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Depreciation expense was $15.2 million and $16.3 million during the three months ended March 31, 2012 and 2011, respectively. Major items included in construction in progress at March 31, 2012 and December 31, 2011 and various property improvement and capital projects currently in process. The increase in construction in progress of $1.6 million during the three months ended March 31, 2012 is primarily due to the ongoing room refurbishment at the Borgata hotel which commenced during the fourth quarter of 2011. We plan to complete renovating and refurbishing all of the remaining rooms at the Borgata hotel in 2012. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
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

NOTE 3.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued expenses and other liabilities	$28,884	$27,941
Payroll and related expenses	20,956	19,760
Gaming liabilities	22,951	22,068
Accrued interest	22,408	22,674
Total accrued liabilities	$95,199	$92,443

NOTE 4.    LONG-TERM DEBT, NET
Long-term debt, net consists of the following:

	March 31, 2012
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended credit facility	$22,500	$—	$—	$22,500
9.50% Senior Secured Notes due 2015	398,000	(3,093)	(7,262)	387,645
9.875% Senior Secured Notes due 2018	393,500	(2,303)	(8,345)	382,852
	$814,000	$(5,396)	$(15,607)	$792,997

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended credit facility	$40,200	$—	$—	$40,200
9.50% Senior Secured Notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% Senior Secured Notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

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

The amended credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. MDDC is also the guarantor of the senior secured notes. The obligations under our amended credit facility have priority in payment to the senior secured notes.

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

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum consolidated EBITDA, which, at March 31, 2012, was $166.9 million.

Debt Financing Costs
In conjunction with the amended credit facility, during the three months ended March 31, 2012, we did not incur any incremental debt financing costs and incurred approximately $0.4 million during the three months ended March 31, 2011, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at March 31, 2012.

At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest to the applicable redemption date.
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at March 31, 2012.

At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
Original Issue Discount
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At March 31, 2012, the effective interest rates on the 9.50% notes due 2015 and the 9.875% notes due 2018 were 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA as defined, to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility.

At March 31, 2012, the outstanding balance under the amended credit facility was $22.5 million leaving contractual availability of $52.5 million.

NOTE 5.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA. During the three months ended March 31, 2012, we incurred expense of $1.5 million related to our share of the annual contributions.

Contingencies
Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 6.    FAIR VALUE MEASUREMENTS
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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $34.3 million and $46.2 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2012 and December 31, 2011.

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at March 31, 2012 and December 31, 2011:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

	March 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Amended Credit Facility	$22,500	$22,500	$22,500	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,645	366,160	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,852	362,512	Level 1
Total long-term debt	$814,000	$792,997	$751,172

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Amended Credit Facility	$40,200	$40,200	$40,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total long-term debt	$831,700	$809,808	$776,385

The estimated fair value of our amended credit facility at March 31, 2012 and December 31, 2011 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of March 31, 2012 and December 31, 2011.

There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2012.

NOTE 7. EMPLOYEE BENEFIT PLANS
We contribute to multi-employer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. These unions cover certain of our culinary, hotel and other trade workers. We are obligated to make defined contributions under these plans.

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•
We may elect to stop participating in our multi-employer plans. As a result, may be required to pay a withdrawal liability based on the underfunded status of the plan as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and impact our ability to meet our obligations to the multiemployer plan.

•	We may contribute assets to the multi-employer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled $1.5 million and $1.4 million during the three months ended March 31, 2012 and 2011, respectively. Our share of unfunded vested liabilities related to certain multi-employer pension plans is $51.4 million as of January 1, 2010.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lessor of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.4 million during the three months ended March 31, 2012 and 2011, respectively.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011
______________________________________________________________________________________________________

NOTE 8. RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the condensed consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $1.7 million and $0.3 million at March 31, 2012 and December 31, 2011, respectively. Reimbursable expenditures were $3.2 million and $2.7 million during the three months ended March 31, 2012 and 2011, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the condensed consolidated statements of operations.

NOTE 9.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2012. During this period, the following subsequent event occurred.

On May 7, 2012, we received proceeds of $2.2 million related to the settlement of a subrogation claim from a fire that occurred at the Water Club in September 2007. We had previously finalized our accounting for this insured event, and will therefore report this recovery as a gain in our statement of operations during the three months ended June 30, 2012.

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

Overview
We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,969 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Borgata features six fine-dining restaurants, six casual dining restaurants, eight quick dining options, 16 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

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

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). MGM has subsequently announced that it has entered into an agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provides that the deadline for the mandated sale of the MGM Interest be increased by an additional 18 months to March 24, 2014. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 798-room hotel, featuring five swimming pools, a spa, and additional meeting room space. We completed a $4 million renovation to our slot floor in 2010. Additionally, we have completed the process of renovating and refurbishing all of the Fiore suites at the Borgata hotel, and are in the process of renovating and refurbishing all of the remaining rooms at the Borgata hotel, which we expect to complete by June 2012. As part of our ongoing efforts to position Borgata as the premiere hotel and casino, our estimated capital expenditures for 2012 are expected to range from approximately $30 million to $40 million and are primarily comprised of our room renovation at the Borgata hotel and various maintenance capital projects.

We also continue to focus on further improving our operating margins to generate strong and stable cash flow.

We believe that our positive performance during the three months ended March 31, 2012, reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

RESULTS OF OPERATIONS
Summary of Operating Results
Three Months ended March 31, 2012 and 2011
The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenues	$176,151	$169,090
Operating income	23,630	15,502
Net income (loss)	2,572	(4,951)

Three Months Ended March 31, 2012 and 2011
Net revenues
Despite increased local and regional competition, net revenues increased $7.1 million, or 4.2%, during the three months ended March 31, 2012, compared to the same period in the prior year. During the three months ended March 31, 2012, we experienced growth in all of our significant operations consisting of gaming, food and beverage and room revenues, offset by a nominal decrease in other revenues. We continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 24.5% of the table game drop and 20.3% of the slot handle market share respectively, as of March 31, 2012.

Operating income
Operating income increased $8.1 million, or 52.4%, during the three months ended March 31, 2012, as compared to the corresponding period of the prior year, and was positively impacted by operating efficiencies due to lower customer reinvestment and improved profit margins. We experienced growth in all of our significant operations consisting of gaming, food and beverage and room revenues.

Net income
Net income increased $7.5 million during the three months ended March 31, 2012, as compared to the corresponding period of the prior year, due to the flow through effect of the incremental revenues from gaming, food and beverage and room revenues. We also benefited from greater overall operating efficiencies due to our cost containment efforts and lower customer reinvestment, as profit margins improved by 320 basis points.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 68% of gross revenues for both the three months ended March 31, 2012 and 2011, respectively. Gaming revenues are significantly comprised of the net win from our slot machine operations and from table game wins. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% of gross revenues for both of the three months ended March 31, 2012 and 2011. Rooms produced approximately 12% of gross revenues for both of the three months ended March 31, 2012 and 2011. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of these periods.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
REVENUES
Gaming	$155,453	$151,856
Food and beverage	36,246	34,465
Room	27,157	26,291
Other	8,578	9,304
	$227,434	$221,916
COSTS AND EXPENSES
Gaming	$63,048	$65,057
Food and beverage	17,841	15,925
Room	3,203	3,137
Other	6,331	7,310
	$90,423	$91,429
MARGINS
Gaming	59.4%	57.2%
Food and beverage	50.8%	53.8%
Room	88.2%	88.1%
Other	26.2%	21.4%

Three Months ended March 31, 2012 and 2011
Overall, gross revenues during the three months ended March 31, 2012 increased by $5.5 million, or 2.5%, as compared to the corresponding period of the prior year. The increase in gross revenues was primarily driven by a $3.6 million increase in gaming revenues and $1.8 million increase in food and beverage revenues. Promotional spend decreased to 22.5% of gross revenues during the three months ended March 31, 2012, as compared to 23.8% for the three months ended March 31, 2011, due to our targeted marketing efforts and focus on operating margins. Costs and expenses related to gaming, food and beverage, room and other decreased by $1.0 million, or 1.1%, during the three months ended March 31, 2012 as compared to the corresponding period of the prior year, resulting in a 320 basis point increase in profit margins.

Gaming
Gaming revenues increased $3.6 million, or 2.4% , during the three months ended March 31, 2012, as compared to the corresponding period of the prior year. Table game win increased $5.2 million, or 11.8%, driven by a 150 basis point increase in table games hold percentage and poker revenues increased $1.1 million. These increases were offset by a $2.7 million, or 2.6%, decrease in slot win due to a 2.5% decrease in slot drop while slot hold remained consistent during the three months ended March 31, 2012, as compared to the corresponding period of the prior year.

Food and Beverage
Food and beverage revenues increased by $1.8 million, or 5.2%, during the three months ended March 31, 2012, compared with the corresponding period of the prior year. The $1.8 million increase was primarily due to a 0.4% increase in the number of guests served coupled with a 1.4% increase in the average guest check.

Room
During the three months ended March 31, 2012, we had 202,266 occupied rooms, with an average occupancy rate of 80.3% at an average daily rate of $132.44, compared to 198,732 occupied rooms, with an average occupancy rate of 80.6% at an average daily rate of $129.74 during the comparable period in the prior year, the net effect of which resulted in a increase of $0.9 million, or 3.3%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Selling, general and administrative	$32,540	$30,529
Maintenance and utilities	14,260	15,262
Depreciation and amortization	15,191	16,291
Other operating charges, net	107	77

Three Months ended March 31, 2012 and 2011
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.3% and 13.8% during the three months ended March 31, 2012 and 2011, respectively. Selling, general and administrative expenses increased $2.0 million, or 6.6%, primarily due to a $1.4 million increase in property taxes and other fees associated with the Tourism District and Atlantic City Alliance, ("ACA") due to increases in market share, and a $0.4 million increase in advertising due to new competition compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.3% and 6.9% during the three months ended March 31, 2012 and 2011, respectively. There were no major maintenance projects undertaken compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense declined by $1.1 million, or 6.8%, during the three months ended March 31, 2012 compared to the same period in 2011. The decrease was due to the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service compared to the same period in the prior year.
Other Expenses
Three Months ended March 31, 2012 and 2011
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 30,
	2012	2011
	(In thousands)
Interest expense, net	$20,482	$20,741
Average outstanding long-term debt	801,403	819,663
Weighted average interest rate	10.2%	10.1%

Interest expense remained relatively flat during the three months ended March 31, 2012, as compared to the respective period in the prior year due to nominal decreases in average outstanding balances that more than offset slightly higher interest rates.
State Income Taxes
The following table presents our state income taxes as a percentage of pre-tax income.

	Three Months Ended
	March 30,
	2012	2011
	(In thousands)
State income tax	$(576)	$288
Income (loss) before state income taxes	3,148	(5,239)
Effective state income tax rate	18.3%	5.5%

The effective state income tax rate for the three months ended March 31, 2012 and 2011 was 18.3% and 5.5%, respectively. The change in the effective tax rate results primarily from the shift in profit and loss before income tax for the respective periods, as well as the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2011.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of March 31, 2012 and December 31, 2011, we had balances of cash and cash equivalents of $34.3 million and $46.2 million, respectively; however, we had a working capital deficit of $23.8 million and $8.6 million as of March 31, 2012 and December 31, 2011, respectively. The increase in our working capital deficit during the current period is primarily due to a decrease in our cash balance as of March 31, 2012, reflecting repayments of borrowings under our amended credit facility since December 31, 2011.

Our amended credit facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our amended credit facility as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our amended credit facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

If availability does not exist under our amended credit facility, or we are not otherwise able to draw funds on our amended credit facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

Liquidity
Our property has historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our property to generate operating cash flows in order to repay debt financing and associated interest costs, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future improvements and payment of limited distributions, subject to restrictive covenants related to our debt obligations.

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

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum Consolidated EBITDA, which, at March 31, 2012, was $166.9 million.

Debt Financing Costs
In conjunction with the amended credit facility, during the three months ended March 31, 2012, we did not incur any incremental debt financing costs and incurred approximately $0.4 million during the three months ended March 31, 2011, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at March 31, 2012.

At any time prior to October 15, 2013, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest to the applicable redemption date.
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at March 31, 2012.

At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
Original Issue Discount
The original issue discounts have been recorded as an offset to the principal amounts of the 9.5% notes and 9.875% notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At March 31, 2012, the effective interest rate on the 9.5% notes and the 9.875% notes was 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility.

At March 31, 2012, the outstanding balance under the amended credit facility was $22.5 million leaving contractual availability of $52.5 million.

Cash Flows Summary

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$23,210	$18,144
Cash flows from investing activities:
Capital expenditures	(17,466)	(3,637)
Insurance proceeds for replacement assets	28	—
Net cash used in investing activities	(17,438)	(3,637)
Cash flows from financing activities:
Borrowings under amended credit facility	182,900	51,500
Payments under amended credit facility	(200,600)	(83,700)
Debt financing costs, net	—	(401)
Net cash used in financing activities	(17,700)	(32,601)
Decrease in cash and cash equivalents	$(11,928)	$(18,094)

Cash Flows from Operating Activities
During the three months ended March 31, 2012, we generated operating cash flow of $23.2 million, compared to $18.1 million during the same period of the prior year. Operating cash flow increased due to the flow through effects from an increase in net income.

Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2012 and 2011 were $17.5 million and $3.6 million, respectively. Cash paid for capital expenditures during the three months ended March 31, 2012 included amounts spent for our hotel room renovation, slot products and food and beverage facilities. Cash paid for capital expenditures during the three months ended March 31, 2011, included $0.9 million for an energy management initiative at the Borgata hotel, in addition to the purchase of gaming equipment and other renovation projects at the hotel. There were more significant projects during the three months ended March 31, 2012, including the hotel room renovation, compared to the same period in the prior year.

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
During the three months ended March 31, 2012 we repaid a net $17.7 million on our amended credit facility, compared to net repayments of $32.2 million during the three months ended March 31, 2011.

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

Our estimated total capital expenditures for 2012 are expected to range from approximately $30.0 million to $40.0 million and are primarily comprised of our room renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

Commitments and Contingencies
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA. During the three months ended March 31, 2012, we incurred expense of $1.5 million related to our share of the annual contributions.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the following:

Atlantic City Express Services
We previously entered into an agreement with two other Atlantic City casinos to form Atlantic City Express Services ("ACES"). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member had guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September, 2011, and accordingly, the joint venture agreement terminated in January 2012, which will force a liquidation of the joint venture's assets. We recorded a non-cash impairment charge related to our investment in ACES of $1.1 million during the year ended December 31, 2011, representing the amount by which the carrying value of the investment exceeded its estimated liquidation value.

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

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the SEC on March 30, 2012.

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

•	Our ability to fund our capital requirements using cash flows from operations and availability under our amended credit facility.

•
The sufficiency of our cash and cash equivalents balance, our cash flows from operations and existing financing sources to fund normal operating requirements and to fund capital expenditures during at least the next twelve months.

•
Our estimated total capital expenditures for 2012, our expectation that they will be primarily comprised of our room renovation project and various maintenance capital projects and our intention to fund such capital expenditures through our amended credit facility and operating cash flows.

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

•	The risk that instability in the financial condition of our lenders could have on our amended credit facility and the impact on our business, results of operations and financial condition.

•	The risks related to our participation in multi-employer pension plans.

•	The risks related to initiatives to legalize gaming in certain jurisdictions, and voter challenges to gaming in existing jurisdictions.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2012, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities and developing new facilities including a $200 million casino and non-gaming expansion completed in early 2006 and the opening of The Water Club, a 798-room upscale boutique hotel, in June 2008. Our competitors have also invested in expanding their existing facilities and developing new facilities. For example, in early 2009, Trump Entertainment completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal. In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the NJCCC (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. Competition could significantly increase if a developer acquires MGM's interest in such land and succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, Revel Casino, a new casino and hotel facility located at the northern end of the boardwalk opened in April 2012, and will likely increase competition. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue.
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

Increased competition also may result from changes to existing gaming regulations. For example, in January 2011, legislation was passed into law in New Jersey that changes the minimum room requirements and size of casino hotels. Instead of 500-room hotels with casinos of at least 60,000 square feet that New Jersey law previously required, developers will be able to build smaller, 20,000 square foot, casinos at hotels with at least 200 rooms. The new smaller casinos will be required to pay a tax rate of more than 14 percent on their gross gaming revenues to compensate for the reduced investment compared to existing, larger casinos, which pay just over 9 percent on such revenues. A day after the legislation's introduction, a developer announced an agreement to build a $300 million Hard Rock Casino Hotel next to the Atlantic City Hilton, a project that is anticipated to take advantage of the new legislation. The legislation may result in the development of additional smaller, boutique hotel-casinos in the Atlantic City market, which will further increase competition. In addition, competition could further increase if, as has been contemplated in the past, the State of New Jersey approves the installation of video lottery terminals ("VLTs") at horse racing facilities in New Jersey.

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
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the downgrade of the United States credit rating and ongoing European debt crisis, have contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital, if available, to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our senior secured notes or our other indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects. Furthermore, if a significant percentage of our lenders under our amended credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended credit facility. We are unable to predict the duration or severity of the current economic downturn or disruption in the capital and credit markets, or its further impact on the larger economy or if any similar downturn or disruption will occur in the future. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our business, results of operations and financial condition.

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

As a result of the present weak economic conditions in the United States, Europe and much of the rest of the world, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on the Atlantic City gaming market. The number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010 and 28.5 million in 2011. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008, $3.94 billion in 2009, $3.57 billion in 2010 and $3.32 billion in 2011. Reduced consumer demand and regional competition contributed to a 13.7% decrease in our net revenues, from approximately $830.5 million for 2008 to approximately $730.3 million for 2011. Since our business model relies on significant expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn could further adversely affect our business, results of operations and financial condition.

We are entirely dependent on Borgata for all of our cash flows, which subjects us to greater risks than a gaming company with more operating properties.
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

We are a participant in multi-employer pension plans, and the plans have been certified in critical status by the funds' actuary.
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

Additionally, in connection with our collective bargaining agreement with the Local 68 Engineers Union Pension Plan and the NJ Carpenters Pension Fund, we participate in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and we are currently in discussions with the boards regarding our level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. Effective as of July 1, 2011, the Local 68 Engineers Union Pension Plan was no longer certified as endangered or in critical status. Our current monthly pension contributions to the funds associated with these plans approximate less than $0.1 million per month in the aggregate. As of January 1, 2010, our aggregate unfunded vested liability to these funds was approximately $4.3 million.

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
We are entirely dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in significant write-downs and impairment charges during the years ended December 31, 2011. If one or more of such negative events were to recur, impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.

Risks Related to our Industry
We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
We are subject to a variety of regulations in New Jersey. In addition, regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. If additional gaming regulations are adopted in New Jersey, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our Company.

Regulation of smoking
On January 15, 2006, the New Jersey legislature adopted laws that significantly restrict, or otherwise ban, smoking at our property which could materially impact our results of operations.

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
Regulation of directors, officers, key employees and partners
Our directors, officers, key employees and joint venture partners must meet approval standards of the applicable state gaming authorities. If a gaming authority were to find a person occupying any such position or any other partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, Borgata was closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50.0 million, and coverage up to $200.0 million. In addition, we are self-insured up to $0.25 million with respect for each general liability claim and $0.20 million for each non-union employee medical claim. We accrued $6.9 million and $8.1 million for such claims at March 31, 2012 and December 31, 2011, respectively, and incurred expenses for such insurance claims of approximately $3.6 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively.

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

We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend until 2028. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.6 million per annum as of December 31, 2011. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

Risks Related to our Significant Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.
As of March 31, 2011, we had total consolidated long-term debt, net of current maturities, of approximately $792.9 million of net indebtedness which was comprised of $22.5 million outstanding under our amended credit facility and $770.4 million, net of amortized discounts and debt financing costs, outstanding under our secured notes. This indebtedness could have important consequences, including:

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a disadvantage compared to our competitors that have less debt; and

•	limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, among other things.

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

We may be unable to refinance our indebtedness.
In August 2010, we entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured debt, $400 million of which matures in October 2015 and $400 million of which matures in August 2018. On November 11, 2011, MDFC entered into an amendment to the former credit facility among MDFC, MDDC (the "Lenders"), and Wells Fargo as the Administrative Agent for the Lenders. The amendment modifies certain terms of the former bank credit facility, among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

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
Our ability to refinance our indebtedness will depend on our ability to generate future cash flow and we are entirely dependent on our operations, including the Water Club, for all of our cash flow. Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

It is unlikely that our business will generate sufficient cash flows from operations in amounts sufficient to enable it to pay the principal on our indebtedness at maturity and to fund our other liquidity needs. We believe we will need to refinance all or a portion of our indebtedness before maturity, and we cannot provide assurances that we will be able to repay or refinance our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining necessary capital.

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
In the event of a foreclosure on the collateral (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral securing our amended credit facility and the senior secured notes may not be sufficient to satisfy the senior secured notes because such proceeds would, under the inter-creditor agreement, first be applied to satisfy our priority payment obligations under our amended credit facility. Only after all of our priority payment obligations under our amended credit facility have been satisfied will proceeds from such collateral be applied to satisfy our obligations under the senior secured notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under our amended credit facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full under our amended credit facility. There also can be no assurance that the collateral will be salable, and, even if salable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

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
The ability of the collateral agent under the inter-creditor agreement to foreclose upon the gaming assets that constitute a portion of the collateral is limited by applicable Gaming Laws. Specifically, MDDC's gaming license is not included as part of the collateral and neither the collateral agent nor any holder of the senior secured notes is permitted to operate or manage any gaming business or assets, including gaming devices, unless such person has been licensed under applicable Gaming Laws for such purpose. In addition, Gaming Laws generally require that all persons who propose to own interests in licensed gaming operations be found suitable or qualified by the NJCCC. Consequently, the collateral agent and, in certain circumstances, holders of the senior secured notes would be required to file applications with the Gaming Authorities for qualification or a petition for waiver or exemption with the NJDGE, as well as to file a petition requesting approval to enforce a security interest in gaming assets before they take steps to enforce the security interest. In addition, a prospective purchaser of the assets or properties comprising the gaming businesses of Borgata would also be required to file the necessary applications, be investigated, provide all information requested by the investigating body, pay all fees and costs charged by the Gaming Authorities for such investigations, and be found suitable by the NJCCC before acquiring the gaming assets that constitute a portion of the collateral through the foreclosure sale. Although the Gaming Laws permit interim qualification and the placement of the gaming assets into an interim casino authorization trust during the time an applicant is being fully qualified, these requirements may nonetheless limit the number of potential bidders who would participate in any foreclosure or bankruptcy sale and may delay the sale of the gaming assets that constitute a portion of the collateral, either of which could have an adverse effect on the amount of proceeds received from such sales. Further, in the event of a bankruptcy of the gaming licensee or a foreclosure on a lien by a person holding a security interest for which gaming devices are security in whole or in part for the lien, the Gaming Authorities may authorize the disposition of the gaming devices; however, such disposition may only be made in the manner approved by the Gaming Authorities.

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
incurred the obligations with the intent to hinder, delay or defraud creditors;

•	received less than reasonably equivalent value in exchange for incurring those obligations; and was insolvent or rendered insolvent by reason of that incurrence;

•	was engaged in a business or transaction for which such person's remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond our ability to pay those debts as they mature.

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

The measures of insolvency for purposes of the fraudulent transfer laws vary depending on the law applied in the proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:
•the sum of its debts, including contingent liabilities, is greater than the fair salable value of all of its assets;

•
the present fair salable value of its assets is less than the amount that would be required to pay its probable liabilities on its existing debts, including contingent liabilities, as they become absolute and mature; or

•it cannot pay its debts as they become due.

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
In addition to limitations under the inter-creditor agreement, bankruptcy law could prevent the collateral agent from repossessing and disposing of, or otherwise exercising remedies in respect of, the collateral upon the occurrence of an event of default if a bankruptcy proceeding were to be commenced by or against us or the guarantors prior to the collateral agent having repossessed and disposed of, or otherwise exercised remedies in respect of, the collateral. Under the U.S. bankruptcy code, a secured creditor such as the collateral agent is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the bankruptcy code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instrument; provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to the circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral. The court may find “adequate protection” if the debtor pays cash or grants additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to the senior secured notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent could repossess or dispose of the collateral or whether or to what extent holders would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

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

MGM has transferred its ownership interest to the Divestiture Trust for sale to a third party.
As a result of the NJDGE's investigation of MGM's relationship with its joint venture partner in Macau, on March 24, 2010, MAC,

a second tier, wholly-owned subsidiary of MGM, transferred its 50% ownership interest and certain land leased to MDDC into the Divestiture Trust, of which MGM and its subsidiaries are the economic beneficiaries, for sale to a third party. BAC, a wholly-owned subsidiary of Boyd, has a right of first refusal to purchase the MGM Interest from the Divestiture Trust on the same terms as proposed by any third-party buyer.

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

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
31.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Member Equity for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1932, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on May 15, 2012.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
31.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Member Equity for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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