Form 10-Q
period 2012-06-30
Marina District Finance Company, Inc.
filed 2012-08-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
FOR THE PERIOD ENDED JUNE 30, 2012

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
The financial information, included in this quarterly report on Form 10-Q, should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in MDFC's Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2012.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2012 and December 31, 2011
______________________________________________________________________________________________________

	June 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,912	$46,224
Accounts receivable, net	38,404	34,012
Inventories	4,569	4,303
Prepaid expenses and other current assets	6,908	6,685
Deferred income taxes	1,804	1,656
Total current assets	85,597	92,880
Property and equipment, net	1,282,380	1,282,459
Debt financing costs, net	4,699	5,350
Other assets, net	40,531	41,806
Total assets	$1,413,207	$1,422,495
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$8,019	$8,459
Accrued liabilities	98,952	92,443
Income taxes payable, net	866	599
Total current liabilities	107,837	101,501
Long-term debt, net	795,619	809,808
Deferred income taxes	13,177	13,376
Other long-term tax liabilities	11,389	11,647
Other liabilities	16,018	16,227
Commitments and contingencies (Note 5)
Member equity	469,167	469,936
Total liabilities and member equity	$1,413,207	$1,422,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$152,472	$162,138	$307,925	$313,994
Food and beverage	35,870	37,058	72,116	71,523
Room	29,671	29,817	56,828	56,108
Other	10,160	10,596	18,738	19,900
Gross revenues	228,173	239,609	455,607	461,525
Less promotional allowances	52,758	56,853	104,041	109,679
Net revenues	175,415	182,756	351,566	351,846
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	64,585	65,367	127,633	130,424
Food and beverage	18,948	18,031	36,789	33,956
Room	3,751	3,753	6,954	6,890
Other	7,984	8,545	14,315	15,855
Selling, general and administrative	34,987	33,017	67,527	63,546
Maintenance and utilities	14,376	15,338	28,636	30,600
Depreciation and amortization	15,902	16,228	31,093	32,519
Other operating items, net	(2,034)	944	(1,927)	1,021
Total operating costs and expenses	158,499	161,223	311,020	314,811
Operating income	16,916	21,533	40,546	37,035
Other expense
Interest expense, net	20,649	21,328	41,131	42,069
Total other expense	20,649	21,328	41,131	42,069
Income (loss) before state income taxes	(3,733)	205	(585)	(5,034)
State income taxes	392	(204)	(184)	84
Net income (loss)	$(3,341)	$1	$(769)	$(4,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the six months ended June 30, 2012
______________________________________________________________________________________________________

	Capital Contributions	Retained Earnings	Total Member Equity
	(In thousands)
	(Unaudited)
Balances, January 1, 2012	$446,700	$23,236	$469,936
Net loss	—	(769)	(769)
Balances, June 30, 2012	$446,700	$22,467	$469,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(769)	$(4,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,093	32,519
Gain from insurance subrogation settlement	(2,203)	—
Amortization of debt financing costs	651	684
Amortization of discounts on senior secured notes	1,811	1,626
Deferred income taxes	(347)	(773)
Provision for doubtful accounts	1,755	2,179
Noncash asset write-downs	36	929
Other operating activities	22	615
Changes in operating assets and liabilities:
Accounts receivable	(6,147)	(3,462)
Inventories	(266)	60
Prepaid expenses and other current assets	(223)	5,339
Income taxes receivable/payable	267	123
Other long-term tax assets	521	110
Other assets, net	659	(2,008)
Accounts payable and accrued liabilities	5,429	(3,491)
Other long-term tax liabilities	(258)	455
Other liabilities	(209)	961
Net cash provided by operating activities	31,822	30,916
Cash Flows from Investing Activities
Capital expenditures	(30,337)	(10,591)
Insurance proceeds from subrogation settlement	2,203	—
Net cash used in investing activities	(28,134)	(10,591)
Cash Flows from Financing Activities
Borrowings under bank credit facility	354,500	365,700
Payments under bank credit facility	(370,500)	(406,600)
Debt financing costs	—	(679)
Net cash used in financing activities	(16,000)	(41,579)
Decrease in cash and cash equivalents	(12,312)	(21,254)
Cash and cash equivalents, beginning of period	46,224	42,099
Cash and cash equivalents, end of period	$33,912	$20,845

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$38,672	$48,450

Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$827	$144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011
______________________________________________________________________________________________________

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

MDDC was incorporated in July 1998 and has been operating since July 3, 2003. MDFC was incorporated in 2000 and has been a wholly-owned subsidiary of MDDC since its inception. We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"). Borgata is located on a 45.6-acre site at Renaissance Pointe in Atlantic City, New Jersey. Borgata is an upscale destination resort and gaming entertainment property.

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly owned subsidiary of MGM Resorts International (the successor-in-interest to MGM MIRAGE) (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), in which BAC held a 50% interest and MAC originally held a 50% interest in Marina District Development Holding Company, LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the operating agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 16 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Louisiana, Mississippi and Indiana.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of June 30, 2012 and the results of our operations for the three

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

and six months ended June 30, 2012 and 2011 and our cash flows for the six months ended June 30, 2012 and 2011. The condensed consolidated balance sheet as of June 30, 2012 is unaudited; however the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of MDDC and MDFC.

All intercompany accounts and transactions have been eliminated.

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

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest during the three and six months ended June 30, 2012 was $0.2 million and $0.5 million, respectively. We did not capitalize interest during the three and six months ended June 30, 2011.

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

The amounts due to these members, are a result of the member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	June 30,	December 31,
	2012	2011
	(In thousands)
Amounts payable to members of MDDHC	$1,909	$1,642
Amounts receivable - State	(1,043)	(1,043)
Income taxes payable, net	$866	$599

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

Unrecognized tax benefits at June 30, 2012 and December 31, 2011 are $6.3 million and $9.1 million, respectively. Included in the $6.3 million balance of unrecognized tax benefits at June 30, 2012, are $6.1 million of tax benefits that, if recognized, would impact the effective tax rate and $0.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

During the six months ended June 30, 2012, we reached an agreement with the Appeals Division in our Internal Revenue Service examination for tax years ended 2001 through 2004 and are currently under examination for years ended December 31, 2005 through December 31, 2009. Any adjustment related to the federal examinations would affect BAC and MAC, as we are not subject to federal income tax. Additionally, New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2006 are under audit by the New Jersey Division of Taxation. As the Division of Taxation audit is still in its preliminary stages, it is difficult to determine when this examination will be closed. As a result of the federal Appeals Division

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

agreement reached during the six months ended June 30, 2012, we have recorded the expected state tax impact of certain federal adjustments for which the state and federal tax treatment are consistent. As such, we reduced our unrecognized tax benefits, primarily related to the settlement, by approximately $2.8 million, none of which impacted our effective tax rate and recorded a $0.2 million benefit to our tax provision. We do not anticipate any material changes to our June 30, 2012 balance of unrecognized tax benefits over the next twelve-month period.

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

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Rooms	$17,995	$17,824	$34,907	$34,609
Food and beverage	13,065	13,837	26,410	27,713
Other	21,698	25,192	42,724	47,357
Total promotional allowances	$52,758	$56,853	$104,041	$109,679

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Rooms	$5,821	$5,590	$11,117	$11,139
Food and beverage	10,547	10,331	20,667	20,511
Other	3,044	2,997	5,431	5,471
Total cost of promotional allowances	$19,412	$18,918	$37,215	$37,121

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $10.8 million and $11.4 million during the three months ended June 30, 2012 and 2011, respectively, and $23.1 million and $23.3 million during the six months ended June 30, 2012 and 2011, respectively.

Use of Estimates

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,405,910	1,396,312
Furniture and equipment	329,133	305,624
Construction in progress	13,009	17,370
Total property and equipment	1,835,353	1,806,607
Less accumulated depreciation	552,973	524,148
Property and equipment, net	$1,282,380	$1,282,459
Depreciation expense was $15.9 million and $16.2 million during the three months ended June 30, 2012 and 2011, respectively, and $31.1 million and $32.5 million during the six months ended June 30, 2012 and 2011, respectively. Major items included in construction in progress at June 30, 2012 and December 31, 2011 include various property improvement and capital projects currently in process. The decrease in construction in progress of $4.4 million during the six months ended June 30, 2012, as compared to the year ended December 31, 2011, is primarily due to the timing of the room refurbishment at the Borgata hotel which commenced during the fourth quarter of 2011 and was completed during the six months ended June 30, 2012. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
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

NOTE 3.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

	June 30,	December 31,
	2012	2011
	(In thousands)
Accrued expenses and other liabilities	$29,333	$27,941
Payroll and related expenses	21,787	19,760
Gaming liabilities	25,161	22,068
Accrued interest	22,671	22,674
Total accrued liabilities	$98,952	$92,443

NOTE 4.    LONG-TERM DEBT, NET
Long-term debt, net consists of the following:

	June 30, 2012
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended credit facility	$24,200	$—	$—	$24,200
9.50% Senior Secured Notes due 2015	398,000	(2,907)	(6,827)	388,266
9.875% Senior Secured Notes due 2018	393,500	(2,238)	(8,109)	383,153
	$815,700	$(5,145)	$(14,936)	$795,619

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended credit facility	$40,200	$—	$—	$40,200
9.50% Senior Secured Notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% Senior Secured Notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808

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

The amended credit facility: (i) reduces the aggregate commitments under the amended credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the amended credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting us from borrowing under the amended credit facility, to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

The amended credit facility provides for a $75 million senior secured revolving credit facility and matures in August 2014. The

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. MDDC is also the guarantor of the senior secured notes. The obligations under our amended credit facility have priority in payment to the senior secured notes.

At June 30, 2012, the outstanding balance under the amended credit facility was $24.2 million, leaving contractual availability of $50.8 million. The interest rate on the outstanding borrowings at June 30, 2012 was 4.4%. At December 31, 2011, the outstanding balance under the amended credit facility was $40.2 million leaving contractual availability of $34.8 million.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the amended credit facility.

Interest Rate
Outstanding borrowings under the amended credit facility accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the amended credit facility. In addition, a commitment fee is incurred on the unused portion of the amended credit facility ranging from 0.50% per annum to 1.00% per annum.
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

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum consolidated EBITDA, which, at June 30, 2012, was $160.9 million.

Debt Financing Costs
In conjunction with the amended credit facility, during the three and six months ended June 30, 2012, we did not incur any incremental debt financing costs, and incurred approximately $0.3 million and $0.7 million during the three and six months ended June 30, 2011, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2012.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2012.

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
Original Issue Discount
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At June 30, 2012, the effective interest rates on the 9.50% notes due 2015 and the 9.875% notes due 2018 were 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility.

NOTE 5.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA. During the three and six months ended June 30, 2012, we incurred expense of $1.3 million and $2.8 million, respectively, related to our share of the annual contributions.

Contingencies
Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $33.9 million and $46.2 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2012 and December 31, 2011.

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Outstanding Face		Estimated Fair	Fair Value
	Amount	Carrying Value	Value	Hierarchy
	(In thousands)
Amended Credit Facility	$24,200	$24,200	$24,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	388,266	390,239	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,153	369,890	Level 1
Total long-term debt	$815,700	$795,619	$784,329

	December 31, 2011
	Outstanding Face		Estimated Fair	Fair Value
	Amount	Carrying Value	Value	Hierarchy
	(In thousands)
Amended Credit Facility	$40,200	$40,200	$40,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total long-term debt	$831,700	$809,808	$776,385

The estimated fair value of our amended credit facility at June 30, 2012 and December 31, 2011 approximates its carrying value

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of June 30, 2012 and December 31, 2011.

There were no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2012.

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

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•
We may elect to stop participating in our multi-employer plans. As a result, may be required to pay a withdrawal liability based on the underfunded status of the plan as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and it could affect our ability to meet our obligations to the multiemployer plan.

•	We may contribute assets to the multi-employer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled $1.8 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively and $3.4 million and $2.9 million during the six months ended June 30, 2012 and 2011, respectively. Our share of unfunded vested liabilities related to certain multi-employer pension plans is $68.4 million as of January 1, 2011.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.3 million and $0.4 million during the three months ended June 30, 2012 and 2011, respectively, and $0.7 million during each of the six months ended June 30, 2012 and 2011, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the condensed consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.4 million and $0.3 million at June 30, 2012 and December 31, 2011, respectively. Reimbursable expenditures were $2.7 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, and $5.8 million and $4.7 million during the six months ended June 30, 2012 and 2011, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the condensed consolidated statements of operations.

NOTE 9. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2012. During this period, the following subsequent event occurred.

On July 27, 2012, we received proceeds of $1.6 million related to the settlement of a subrogation claim from a fire that occurred at the Water Club in September 2007. We will therefore report this recovery as a gain in our statement of operations during the three months ended September 30, 2012.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30 2012 and 2011
______________________________________________________________________________________________________

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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly owned subsidiary of MGM Resorts International (the successor-in-interest to MGM MIRAGE) (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), under which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our condensed consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 16 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Louisiana, Mississippi and Indiana.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 798-room hotel, featuring five swimming pools, a spa, and additional meeting room space. We incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date and completed a $4 million renovation to our slot floor in 2010. Additionally, we have completed the process of renovating and refurbishing all of the Fiore suites and remaining rooms at the Borgata hotel during the six months ended June 30, 2012. As part of our ongoing efforts to position Borgata as the premiere hotel and casino in Atlantic City, our estimated capital expenditures for 2012 are expected to range from approximately $30 million to $40 million and are primarily comprised of our room and suite renovation at the Borgata hotel and various maintenance capital projects.

We also continue to focus on further improving our operating margins to generate strong and stable cash flow.

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 23.4% of the table game drop and 19.8% of the slot handle market share respectively, for the six months ended June 30, 2012, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

We use several key performance indicators to evaluate the operations of our business. These key performance indicators include the following:

•	Gaming revenue indicators:

◦
Slot handle means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are indicators of volume and/or market share.

◦
Slot win and table game hold means the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

•
Food and beverage revenue indicators: average guest check is the average amount spent per customer visit and is an indicator of volume and product offerings; number of guests served is an indicator of volume; and the cost per guest served is an indicator of operating margin.

•	Room revenue indicators: hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; and average daily rate ("ADR") is a price indicator.

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Six Months Ended June 30, 2012 and 2011

The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$175,415	$182,756	$351,566	$351,846
Operating income	16,916	21,533	40,546	37,035
Net income (loss)	(3,341)	1	(769)	(4,950)

Revel Entertainment formally opened a new property on the boardwalk in Atlantic City earlier this year, and a property in the Marina District was remodeled and rebranded. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata. Regardless, we actually grew our market share during the quarter, even with one of the lowest reinvestment rates in the city, reflecting the quality of our amenities, as well as the hospitality and service we provided to our customers.

Three Months Ended June 30, 2012 and 2011
Net revenues
Due to increased local and regional competition, net revenues decreased $7.3 million, or 4.0%, during the three months ended June 30, 2012, compared to the same period in the prior year. The decrease in net revenues is primarily due to a $9.7 million decrease in gaming revenues and a $1.2 million decrease in food and beverage revenues that were offset by a decrease of $4.1 million in promotional allowances. On May 25, 2012, Revel Entertainment formally opened a new property in Atlantic City which competes with us for gaming customers. We will continue to analyze the impact of the new competition on our business, including the impact on our promotional allowances within our cost containment measures.

Operating income

Operating income decreased $4.6 million, or 21.4%, during the three months ended June 30, 2012, as compared to the corresponding period of the prior year, and was negatively impacted by the flow through effect of decreased gaming and food and beverage revenues. The decrease in gaming and food and beverage revenues was offset by a $2.2 million gain on a subrogated insurance settlement related to the fire that occurred during the construction of the Water Club in 2007.

Net income (loss)
Net loss increased $3.3 million during the three months ended June 30, 2012, as compared to the corresponding period of the prior year, due to the flow through effect of the decreased gaming and food and beverage revenues. Despite the increase in local and regional competition, we remain committed to containing costs and targeted spend as our promotional allowances as a percentage of gross revenues were relatively unchanged at 23.1% and 23.7% for the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 and 2011
Net revenues
Net revenues were relatively unchanged during the six months ended June 30, 2012, compared to the same period in the prior year, as weaker than expected second quarter results were offset by relatively strong performance during the three months ended March 31, 2012. During the six months ended June 30, 2012, we experienced a decrease of $6.1 million and $1.2 million in gaming and other revenues, respectively, due to increased local and regional competition, which were offset by a decrease of $5.6 million in promotional allowances.

Operating income
Operating income increased $3.5 million, or 9.5%, during the six months ended June 30, 2012, as compared to the corresponding period of the prior year, and was positively impacted by a $2.2 million gain from proceeds on a subrogated insurance settlement related to the fire that occurred during the construction of the Water Club on September 23, 2007.

Net income (loss)
Net loss decreased $4.2 million, or 84.5% during the six months ended June 30, 2012, as compared to the corresponding period of the prior year, primarily due to a $2.2 million gain from insurance proceeds related to a fire that occurred during the construction of the Water Club on September 23, 2007. We continue to focus on our cost containment measures and lower customer reinvestment as promotional allowances as a percentage of gross revenues decreased from 23.8% to 22.8% of gross revenues during the six months ended June 30, 2012, as compared to the corresponding period of the prior year.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 67% and 68% of gross revenues for the three months ended June 30, 2012 and 2011, respectively, and 68% of gross revenues for both of the six months ended June 30, 2012 and 2011. Gaming revenues are significantly comprised of the net win from our slot machine operations and from table game wins. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% and 15% of gross revenues for the three months ended June 30, 2012 and 2011, respectively, and 16% and 15% of gross revenues for the six months ended June 30, 2012 and 2011, respectively. Rooms produced approximately 13% and 12% of gross revenues for the three months ended June 30, 2012 and 2011, respectively, and 12% of gross revenues for each of the six months ended June 30, 2012 and 2011, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) contributed approximately 4% of gross revenues during each of the three months ended June 30, 2012 and 2011, and each of the six months ended June 30, 2012 and 2011, respectively.

The following table presents our gross revenues and expenses for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
GROSS REVENUES
Gaming	$152,472	$162,138	$307,925	$313,994
Food and beverage	35,870	37,058	72,116	71,523
Room	29,671	29,817	56,828	56,108
Other	10,160	10,596	18,738	19,900
	$228,173	$239,609	$455,607	$461,525
COSTS AND EXPENSES
Gaming	$64,585	$65,367	$127,633	$130,424
Food and beverage	18,948	18,031	36,789	33,956
Room	3,751	3,753	6,954	6,890
Other	7,984	8,545	14,315	15,855
	$95,268	$95,696	$185,691	$187,125
MARGINS
Gaming	57.6%	59.7%	58.6%	58.5%
Food and beverage	47.2%	51.3%	49.0%	52.5%
Room	87.4%	87.4%	87.8%	87.7%
Other	21.4%	19.4%	23.6%	20.3%

Three Months ended June 30, 2012 and 2011
Overall, gross revenues during the three months ended June 30, 2012 decreased by $11.4 million, or 4.8%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $9.7 million, or 6.0%, decrease in gaming revenues and $1.2 million, or 3.2% decrease in food and beverage revenues. Promotional spend decreased to $52.8 million, or 23.1% of gross revenues during the three months ended June 30, 2012, as compared to 23.7% for the three months ended June 30, 2011, due to our targeted marketing efforts and focus on operating margins. Costs and expenses related to gaming, food and beverage, room and other decreased by $0.4 million, or 0.4%, during the three months ended June 30, 2012 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $9.7 million, or 6.0%, during the three months ended June 30, 2012, as compared to the corresponding period of the prior year. Table game win decreased $5.7 million, or 11.7%, driven by a $49.2 million or 13.0% decrease in table game drop which was slightly offset by a 20 basis point increase in table games hold percentage. Slot win decreased $4.0 million, or 3.8%, driven by a $54.1 million, or 4.2% decrease in slot drop while slot hold remained consistent during the three months ended June 30, 2012, as compared to the corresponding period of the prior year. We continue to be the leader in table games and slot market share and achieved 22.3% of the table game drop market share and 19.4% of the slot handle market share for the three months ended June 30, 2012. Gaming expenses decreased $0.8 million but were more than offset by the decrease in gaming revenues resulting in a decrease in the gaming margin to 57.6% during the three months ended June 30, 2012, as compared to 59.7% during the corresponding period of the prior year.

Food and Beverage
Food and beverage revenues decreased by $1.2 million, or 3.2%, during the three months ended June 30, 2012, compared with the corresponding period of the prior year. The decrease was primarily due to a 2.0% decrease in the number of guests served. The average guest check increased less than 0.4% compared with the corresponding period in the prior year, however, overall margins decreased to 47.2% during the three months ended June 30, 2012, as compared to 51.3% during the corresponding period of the prior year, due to a 5.5% increase in the cost per guest served.

Room
During the three months ended June 30, 2012, we had 218,299 occupied rooms, with an average occupancy rate of 86.7% at an ADR of $133.76, compared to 217,136 occupied rooms, with an average occupancy rate of 87.0% at an ADR of $135.00 during the comparable period in the prior year, the net effect of which resulted in a decrease of $0.1 million, or 0.5%, in room revenue.

Room margins were unaffected by a 2.1% increase in cost per room due to an increase in revenues earned from a greater number of occupied rooms compared to the same period in the prior year.

Six Months ended June 30, 2012 and 2011
Overall, gross revenues during the six months ended June 30, 2012 decreased by $5.9 million, or 1.3%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $6.1 million, or 1.9% decrease in gaming revenues and a $1.2 million, or 5.8% decrease in other revenues. Promotional spend decreased to $104.0 million, or 22.8% of gross revenues during the six months ended June 30, 2012, as compared to 23.8% for the six months ended June 30, 2011, due to our targeted marketing efforts and focus on operating margins. Costs and expenses related to gaming, food and beverage, room and other decreased by $1.4 million, or 0.8%, during the six months ended June 30, 2012 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $6.1 million, or 1.9%, during the six months ended June 30, 2012, as compared to the corresponding period of the prior year. Table game win slightly decreased $0.6 million, or 0.6%, due to a $49.9 million, or 6.8% decrease in table game drop, which was slightly offset by a 80 basis point increase in table games hold percentage. Slot win decreased $6.7 million, or 3.2%, primarily due to a $85.2 million, or 3.4%, decrease in slot drop while slot hold remained relatively unchanged. We continue to be the leader in table games and slot market share and achieved 23.4% of the table game drop market share and 19.8% of the slot handle market share for the six months ended June 30, 2012. Gaming margins remained relatively consistent due to our cost containment measures and targeted promotional spend.

Food and Beverage
Food and beverage revenues increased by $0.6 million, or 0.8%, during the six months ended June 30, 2012, compared with the corresponding period of the prior year, primarily due to a 0.9% increase in the average guest check. Food and beverage margins decreased to 49.0% during the six months ended June 30, 2012, as compared to 52.5% during the corresponding period of the prior year, due to a 4.6% increase in the cost per guest served.

Room
During the six months ended June 30, 2012, we had 420,565 occupied rooms, with an average occupancy rate of 83.5% at an ADR of $133.12, compared to 415,868 occupied rooms, with an average occupancy rate of 83.9% at an ADR of $132.49 during the comparable period in the prior year, the net effect of which resulted in a increase of $0.7 million, or 1.3%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Selling, general and administrative	$34,987	$33,017	$67,527	$63,546
Maintenance and utilities	14,376	15,338	28,636	30,600
Depreciation and amortization	15,902	16,228	31,093	32,519
Other operating items, net	(2,034)	944	(1,927)	1,021

Three Months ended June 30, 2012 and 2011
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 15.3% and 13.8% during the three months ended June 30, 2012 and 2011, respectively. Selling, general and administrative expenses increased $2.0 million, or 6.0%, primarily due to a $1.3 million increase in property taxes and other fees associated with the Tourism District and Atlantic City Alliance, ("ACA"), and an increase in advertising due to new competition compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.3% and 6.4% during the three months ended June 30, 2012 and 2011, respectively. There were no major maintenance projects undertaken compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense declined by $0.3 million, or 2.0%, during the three months ended June 30, 2012 compared to the same period in 2011. The decrease was due to the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service compared to the same period in the prior year.

Other Operating Items, Net
Other operating items, net, generally includes gains on insurance settlements, losses on the disposal or impairment of certain assets, costs associated with property damage from natural disasters and costs for preopening expenses. During the three months ended June 30, 2012, we recorded a gain from insurance settlement of $2.2 million offset by preopening expenses of $0.1 million, respectively.

Six Months ended June 30, 2012 and 2011
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.8% and 13.8% during the six months ended June 30, 2012 and 2011, respectively. Selling, general and administrative expenses increased $4.0 million, or 6.3%, primarily due to a $2.8 million increase in property taxes and other fees associated with the Tourism District and ACA due to increases in market share, and an increase in advertising due to new competition compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.3% and 6.6% during the six months ended June 30, 2012 and 2011, respectively. There were no major maintenance projects undertaken compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense declined by $1.4 million, or 4.4%, during the six months ended June 30, 2012 compared to the same period in 2011. The decrease was due to the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service compared to the same period in the prior year.

Other Operating Items, Net
Other operating items, net, generally includes gains on insurance settlements, losses on the disposal or impairment of certain assets, costs associated with property damage from natural disasters and costs for preopening expenses. During the six months ended June 30, 2012 we recorded a gain from insurance settlement of $2.2 million offset by preopening expenses of $0.2 million, respectively.

Other Expenses
Three and Six Months ended June 30, 2012 and 2011
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Interest expense, net	$20,649	$21,328	$41,131	$42,069
Average outstanding long-term debt	818,425	800,026	819,443	815,733
Weighted average interest rate	10.1%	9.5%	10.0%	9.6%

Interest expense decreased 3.2% and 2.2%, respectively, during the three and six months ended June 30, 2012, as compared to the respective period in the prior year due to an increase in capitalized interest from the refurbishment of the hotel rooms as compared to corresponding periods in the prior year when there was no capitalized interest, and a decrease in interest expense on the revolver from the reduction of the credit facility from $150 million to $75 million as a result of the amendment to the credit facility entered into on November 11, 2011. During the three and six months ended June 2012 and 2011, average outstanding balances and average interest rates increased; however, interest expense was offset by the increase in capitalized interest from the refurbishment of the hotel rooms as compared to the corresponding periods in the prior year when there was no capitalized interest.
State Income Taxes
The following table presents our state income tax provision (benefit) and effective tax rate as a percentage of pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
State income tax provision (benefit)	$(392)	$204	$184	$(84)
Income (loss) before state income taxes	(3,733)	205	(585)	(5,034)
Effective state income tax rate	10.5%	99.5%	(31.5)%	1.7%

The effective state income tax rate for the three months ended June 30, 2012 and 2011 was 10.5% and 99.5%, respectively and the effective state income tax rate for the six months ended June 30, 2012 and 2011 was (31.5%) and 1.7%, respectively. The change in the effective tax rate results primarily from the shift in profit and loss before income tax for the respective periods, as well as the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2011.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of June 30, 2012 and December 31, 2011, we had balances of cash and cash equivalents of $33.9 million and $46.2 million, respectively; however, we had a working capital deficit of $22.2 million and $8.6 million as of June 30, 2012 and December 31, 2011, respectively. The increase in our working capital deficit during the current period is primarily due to a decrease in our cash balance as of June 30, 2012, reflecting repayments of borrowings under our amended credit facility since December 31, 2011.

Our amended credit facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our amended credit facility as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and our existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our amended credit facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

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

The amended credit facility: (i) reduces the aggregate commitments under the amended credit facility to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the amended credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting us from borrowing under the amended credit facility, to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

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

At June 30, 2012, the outstanding balance under the amended credit facility was $24.2 million, leaving contractual availability of $50.8 million. The interest rate on the outstanding borrowings at June 30, 2012 was 4.4%. At December 31, 2011, the outstanding balance under the amended credit facility was $40.2 million leaving contractual availability of $34.8 million.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the amended credit facility.

Interest Rate
Outstanding borrowings under the amended credit facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the amended credit facility. In addition, a commitment fee is incurred on the unused portion of the amended credit facility ranging from 0.50% per annum to 1.00% per annum.
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

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum consolidated EBITDA, which, at June 30, 2012, was $160.9 million.

Debt Financing Costs
In conjunction with the amended credit facility, during the three and six months ended June 30, 2012, we did not incur any incremental debt financing costs, and incurred approximately $0.3 million and $0.7 million during the three and six months ended June 30, 2011, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contains covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2012.

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
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2012.

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
Original Issue Discount
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At June 30, 2012, the effective interest rates on the 9.50% notes due 2015 and the 9.875% notes due 2018 were 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility.

Cash Flows Summary

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$31,822	$30,916
Cash flows from investing activities:
Capital expenditures	(30,337)	(10,591)
Insurance proceeds from subrogation settlement	2,203	—
Net cash used in investing activities	(28,134)	(10,591)
Cash flows from financing activities:
Borrowings under amended credit facility	354,500	365,700
Payments under amended credit facility	(370,500)	(406,600)
Debt financing costs, net	—	(679)
Net cash used in financing activities	(16,000)	(41,579)
Decrease in cash and cash equivalents	$(12,312)	$(21,254)

Cash Flows from Operating Activities
During the six months ended June 30, 2012, we generated operating cash flow of $31.8 million, compared to $30.9 million during the same period of the prior year. Operating cash flow increased primarily due to a $4.2 million increase in net income which included a $2.2 million gain from the settlement of a subrogated insurance claim.

Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2012 and 2011 were $30.3 million and $10.6 million, respectively. Cash paid for capital expenditures during the six months ended June 30, 2012 included amounts spent for our hotel room and suite renovation, slot products and food and beverage facilities. Cash paid for capital expenditures during the six months ended June 30, 2011, included an energy management initiative at the Borgata hotel, the purchase of gaming equipment and other renovation projects at the hotel. There were more significant projects during the six months ended June 30, 2012, including the hotel room and suite renovation, compared to the same period in the prior year. During the six months ended June 30, 2012, we received $2.2 million in proceeds from a subrogated insurance settlement related to the fire that occurred during the construction of the Water Club on September 23, 2007.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our amended credit facility.
Depending on our cash flow needs, we borrow and repay amounts under our amended credit facility to manage our overall cash position.
During the six months ended June 30, 2012 we repaid a net $16.0 million on our amended credit facility, compared to net repayments of $40.9 million during the six months ended June 30, 2011.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, and we expect such disruptions to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our amended credit facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

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

Our estimated total capital expenditures for 2012 are expected to range from approximately $30.0 million to $40.0 million and are primarily comprised of our room and suite renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

Commitments and Contingencies
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years, and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA. During the three and six months ended June 30, 2012, we incurred expense of $1.3 million and $2.8 million, respectively, related to our share of the annual contributions.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the following:

Atlantic City Express Services
We previously entered into an agreement with two other Atlantic City casinos to form Atlantic City Express Services ("ACES"). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member had guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September 2011, and accordingly, the joint venture agreement terminated in January 2012, which will force a liquidation of the joint venture's assets. We recorded a non-cash impairment charge related to our investment in ACES of $1.1 million during the year ended December 31, 2011, representing the amount by which the carrying value of the investment exceeded its estimated liquidation value.

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

•
Our estimated total capital expenditures for 2012, our expectation that they will be primarily comprised of our room and suite renovation project and various maintenance capital projects and our intention to fund such capital expenditures through our amended credit facility and operating cash flows.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2012, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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
The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our senior secured notes could decline significantly, and investors could lose all or part of their investment. You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q. We encourage investors to review the risks and uncertainties relating to our business disclosed under Part I. Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Risks Related to our Business
Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
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
Weak economic conditions have adversely affected tourism and spending in Atlantic City. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn will further adversely affect our results of operations and financial condition.
Intense competition exists in our gaming market, and increased competition may have an adverse effect on our business results of operations and financial condition.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities and developing new facilities including a $200 million casino and non-gaming expansion completed in early 2006 and the opening of The Water Club, a 798-room upscale boutique hotel, in June 2008. Our competitors have also invested in expanding their existing facilities and developing new facilities. For example, in early 2009, Trump Entertainment completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal. In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the NJCCC (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. Competition could significantly increase if a developer acquires MGM's interest in such land and succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, on May 25, 2012, Revel Entertainment formally opened a new property in Atlantic City which will compete with us for customers. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue. For example, on May 25, 2012, Revel Entertainment formally opened a new property in Atlantic City which competes with us for gaming customers. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the location in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.
The expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of its customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.

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
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the recent downgrade of the United States credit rating and ongoing European debt crisis, has contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or severity of the economic downturns, and the resulting impact on the solvency or liquidity of our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our amended credit facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended credit facility. If we were otherwise required to renegotiate or replace our amended credit facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
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

We may incur impairments to long-lived assets.
In accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. We believe our actual results have been adversely impacted by increased regional competition, and that in addition, our projected future results could be further impacted by cannibalization of our business from Revel Entertainment, a new property that formally opened in Atlantic City,on May 25, 2012. We also believe the refinancing of Borgata's debt and recapitalization of its member equity contributed to the results of this impairment test.

We own facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities.

In addition, we have been forced to close due to hurricanes. In August 2011, Borgata was closed for 3 days due to Hurricane Irene. Moreover, Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.

In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities. For example, during January and February 2011, much of the country was impacted by some of the worst winter weather in decades, particularly in the Midwest. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in Borgata's monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata. If there is a prolonged disruption at Borgata due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If our property is damaged or if operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our property is located or from which we draw our patrons, our business, financial condition and results of operations could be materially adversely affected.
Our expansion and renovation projects may face significant risks inherent in construction projects .
We regularly evaluate expansion and renovation opportunities. Our current and future projects could experience:

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and

•	weather interference, floods, fires or other casualty losses.
The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons.
In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion. The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.
The failure to obtain necessary government approvals in a timely manner, or at all, can adversely impact our various expansion and renovation projects.
Certain permits, licenses and approvals necessary for some of our current or anticipated projects have not yet been obtained. The scope of the approvals required for expansion, development, investment or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses and approvals within the anticipated time frames, or at all.

If we are unable to finance our expansion and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under our amended credit facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our amended credit facility, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional equity financing or joint venture partners, or modifying our amended credit facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

In the past few years there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our amended credit facility (to the extent that availability exists under our amended credit facility, as applicable, after we meet our working capital needs).
If availability under our amended credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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

Our current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and our unfunded vested liability to the Fund is $63.8 million for the plan year beginning on January 1, 2011.

Additionally, in connection with our collective bargaining agreement with the Local 68 Engineers Union Pension Plan and the NJ Carpenters Pension Fund, we participate in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and we are currently in discussions with the boards regarding our level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. Effective as of July 1, 2011, the Local 68 Engineers Union Pension Plan was no longer certified as endangered or in critical status. Our current monthly pension contributions to the funds associated with these plans approximate less than $0.1 million per month in the aggregate. As of January 1, 2011, our aggregate unfunded vested liability to these funds was approximately $4.5 million.

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
Regulation of directors, officers, key employees and partners
Our directors, officers, key employees and joint venture partners must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50.0 million, and coverage up to $200.0 million. In addition, we are self-insured up to $0.25 million with respect for each general liability claim and $0.20 million for each non-union employee medical claim. We accrued $6.2 million and $8.1 million for such claims at June 30, 2012 and December 31, 2011, respectively, and incurred expenses for such insurance claims of approximately $7.3 million and $9.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible). During the six months ended June 30, 2012, we recognized a $2.2 million gain on the insurance subrogation settlement from the fire that occurred at the Water Club in 2007.

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
As of June 30, 2012, we had total consolidated long-term debt, net of current maturities, of approximately $795.6 million of net indebtedness which was comprised of $24.2 million outstanding under our amended credit facility and $771.4 million, net of amortized discounts and debt financing costs, outstanding under our secured notes. This indebtedness could have important consequences, including:

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

The amended credit facility: (i) reduces the aggregate commitments under the amended credit facility, as amended to a maximum amount of $75 million; (ii) decreases the minimum Consolidated EBITDA (as defined in the amended credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminates the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) adds a covenant prohibiting us from borrowing under the amended credit facility, to purchase our senior secured notes at any time when the total amount outstanding under our amended credit facility is $65 million or more.

Our ability to refinance our indebtedness will depend on our ability to generate future cash flow and we are entirely dependent on the operations of Borgata, including the Water Club, for all of our cash flow. Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
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

In addition, as of March 24, 2010, the date MAC transferred the MGM Interest and certain land, including land leased to MDDC, to the Divestiture Trust, Boyd effectively obtained control of us. In connection with the transfer, BAC and MAC entered into an amendment to the Operating Agreement, which provides, among other things, for the termination of MGM's participating rights in the operations of MDDHC, effective as of the date of the transfer. As a result, Boyd, through BAC, has effective control of MDDHC.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on August 13, 2012.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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