Form 10-Q
period 2012-09-30
Marina District Finance Company, Inc.
filed 2012-11-14
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2012 and December 31, 2011
______________________________________________________________________________________________________

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,303	$46,224
Accounts receivable, net	33,267	34,012
Inventories	4,144	4,303
Prepaid expenses and other current assets	18,823	6,685
Deferred income taxes	1,755	1,656
Total current assets	90,292	92,880
Property and equipment, net	1,269,530	1,282,459
Debt financing costs, net	4,560	5,350
Other assets, net	42,040	41,806
Total assets	$1,406,422	$1,422,495
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$4,174	$8,459
Accrued liabilities	107,543	92,443
Income taxes payable, net	515	599
Total current liabilities	112,232	101,501
Long-term debt, net	786,054	809,808
Deferred income taxes	13,214	13,376
Other long-term tax liabilities	11,642	11,647
Other liabilities	15,925	16,227
Commitments and contingencies (Note 5)
Member equity	467,355	469,936
Total liabilities and member equity	$1,406,422	$1,422,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$162,360	$176,738	$470,285	$490,732
Food and beverage	40,234	41,337	112,350	112,860
Room	34,220	33,069	91,048	89,177
Other	12,809	11,989	31,547	31,889
Gross revenues	249,623	263,133	705,230	724,658
Less promotional allowances	62,532	61,115	166,573	170,794
Net revenues	187,091	202,018	538,657	553,864
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	67,592	68,944	195,225	199,368
Food and beverage	19,744	19,459	56,533	53,415
Room	3,990	4,106	10,944	10,996
Other	11,030	10,066	25,345	25,921
Selling, general and administrative	35,474	32,859	103,001	96,405
Maintenance and utilities	15,866	16,609	44,502	47,209
Depreciation and amortization	16,069	14,562	47,162	47,081
Other operating items, net	(1,602)	(58)	(3,529)	963
Total operating costs and expenses	168,163	166,547	479,183	481,358
Operating income	18,928	35,471	59,474	72,506
Other expense
Interest expense, net	20,754	20,995	61,885	63,064
Total other expense	20,754	20,995	61,885	63,064
Income (loss) before state income taxes	(1,826)	14,476	(2,411)	9,442
State income taxes	14	(1,550)	(170)	(1,466)
Net income (loss)	$(1,812)	$12,926	$(2,581)	$7,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the nine months ended September 30, 2012
______________________________________________________________________________________________________

	Capital Contributions	Retained Earnings	Total Member Equity
	(In thousands)
	(Unaudited)
Balances, January 1, 2012	$446,700	$23,236	$469,936
Net loss	—	(2,581)	(2,581)
Balances, September 30, 2012	$446,700	$20,655	$467,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(2,581)	$7,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,162	47,081
Gain from insurance subrogation settlement	(3,809)	—
Amortization of debt financing costs	1,007	1,132
Amortization of discounts on senior secured notes	2,746	2,507
Deferred income taxes	(261)	(1,035)
Provision for doubtful accounts	2,612	3,027
Noncash asset write-downs	41	924
Gain on early retirements of debt	—	(53)
Other operating activities	27	1,010
Changes in operating assets and liabilities:
Accounts receivable	(1,867)	(3,422)
Inventories	159	402
Prepaid expenses and other current assets	(12,138)	1,424
Income taxes receivable/payable	(84)	1,707
Other long-term tax assets	521	161
Other assets, net	(1,099)	(2,446)
Accounts payable and accrued liabilities	10,852	3,128
Other long-term tax liabilities	(5)	632
Other liabilities	(302)	449
Net cash provided by operating activities	42,981	64,604
Cash Flows from Investing Activities
Capital expenditures	(33,994)	(19,488)
Insurance proceeds from subrogation settlement	3,809	—
Net cash used in investing activities	(30,185)	(19,488)
Cash Flows from Financing Activities
Borrowings under bank credit facility	515,300	574,700
Payments under bank credit facility	(541,800)	(620,600)
Repayments to repurchase senior secured notes	—	(8,198)
Debt financing costs	(217)	(937)
Net cash used in financing activities	(26,717)	(55,035)
Decrease in cash and cash equivalents	(13,921)	(9,919)
Cash and cash equivalents, beginning of period	46,224	42,099
Cash and cash equivalents, end of period	$32,303	$32,180

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$58,396	$68,676

Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$150	$245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement of the State of New Jersey (the “NJDGE”). MGM subsequently announced that it had entered into an amendment to the agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provides that the deadline for the mandated sale of the MGM Interest be increased by an additional 18 months to March 24, 2014. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Basis of Presentation
Interim Condensed Consolidated Financial Statements
As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of September 30, 2012 and the results of our operations for the three and nine months ended September 30, 2012 and 2011 and our cash flows for the nine months ended September 30, 2012 and 2011. The condensed consolidated balance sheet as of September 30, 2012 is unaudited; however, the condensed consolidated balance sheet presented as of December 31, 2011 has been derived from our audited financial statements as of such date. Our operating results for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

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

Accounts Receivable, Net
Accounts receivable consist primarily of casino, hotel and other receivables. Accounts receivable are typically non-interest-bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount. The allowance is estimated based on specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. As a result, the net carrying value approximates fair value.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset's useful life or term of the lease.

The estimated useful lives of our major components of property and equipment are:

Building and improvements	10 to 40 years
Furniture and equipment	3 to 7 years

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. No interest was capitalized during the three months ended September 30, 2012. Capitalized interest during the nine months ended September 30, 2012 was $0.5 million. Capitalized interest during both the three and nine months ended September 30, 2011 was $0.1 million.

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

The amounts due to these members, are a result of the member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	September 30,	December 31,
	2012	2011
	(In thousands)
Amounts payable to members of MDDHC	$1,642	$1,642
Amounts receivable - State	(1,127)	(1,043)
Income taxes payable, net	$515	$599

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

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our loyalty programs. We reward customers,

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

through the use of loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for restricted free play slot machine credits and complimentary goods and services. We record the estimated retail value of these goods and services as revenue and then record a corresponding deduction as promotional allowances.

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Rooms	$20,857	$19,367	$55,764	$53,976
Food and beverage	14,889	15,471	41,299	43,184
Other	26,786	26,277	69,510	73,634
Total promotional allowances	$62,532	$61,115	$166,573	$170,794

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Rooms	$6,249	$5,795	$17,366	$16,934
Food and beverage	11,199	11,217	31,866	31,728
Other	3,702	3,550	9,133	9,021
Total cost of promotional allowances	$21,150	$20,562	$58,365	$57,683

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $11.2 million and $12.6 million during the three months ended September 30, 2012 and 2011, respectively, and $34.3 million and $35.9 million during the nine months ended September 30, 2012 and 2011, respectively.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,408,724	1,396,312
Furniture and equipment	329,616	305,624
Construction in progress	10,354	17,370
Total property and equipment	1,835,995	1,806,607
Less accumulated depreciation	566,465	524,148
Property and equipment, net	$1,269,530	$1,282,459
Depreciation expense was $15.8 million and $14.5 million during the three months ended September 30, 2012 and 2011, respectively, and $46.8 million and $47.0 million during the nine months ended September 30, 2012 and 2011, respectively. Major items included in construction in progress at September 30, 2012 and December 31, 2011 include various property improvement and capital projects currently in process. The decrease in construction in progress of $7.0 million at September 30, 2012, as compared to December 31, 2011, is primarily due to the timing of the room refurbishment at the Borgata hotel which commenced during the fourth quarter of 2011 and was completed during the nine months ended September 30, 2012. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
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

NOTE 3.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Accrued expenses and other liabilities	$40,466	$27,941
Payroll and related expenses	21,950	19,760
Gaming liabilities	22,718	22,068
Accrued interest	22,409	22,674
Total accrued liabilities	$107,543	$92,443

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

NOTE 4.    LONG-TERM DEBT, NET
Long-term debt, net consists of the following:

	September 30, 2012
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended Credit Facility	$13,700	$—	$—	$13,700
9.50% Senior Secured Notes due 2015	398,000	(2,720)	(6,387)	388,893
9.875% Senior Secured Notes due 2018	393,500	(2,171)	(7,868)	383,461
	$805,200	$(4,891)	$(14,255)	$786,054

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended Credit Facility	$40,200	$—	$—	$40,200
9.50% Senior Secured Notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% Senior Secured Notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808

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

The amended credit facility: (i) reduced the aggregate commitments under the amended credit facility to a maximum amount of $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined in the amended credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting us from borrowing under the amended credit facility to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

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

At September 30, 2012, the outstanding balance under the amended credit facility was $13.7 million, leaving contractual availability of $61.3 million. The interest rate on the outstanding borrowings at September 30, 2012 was 4.4%.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the amended credit facility.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum Consolidated EBITDA, which, at September 30, 2012, was $145.5 million.

Debt Financing Costs
In conjunction with the amended credit facility, during both of the three and nine months ended September 30, 2012, we incurred $0.2 million incremental debt financing costs, and incurred approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2012.

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
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2012.

At any time prior to August 15, 2014, the notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the notes at a

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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
Original Issue Discount
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At September 30, 2012, the effective interest rates on the 9.50% notes due 2015 and the 9.875% notes due 2018 were 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA, as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility.

NOTE 5.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA. During the three and nine months ended September 30, 2012, we incurred expense of $1.3 million and $4.1 million, respectively, related to our share of the 2012 contribution.

Contingencies
Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or, if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

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

These inputs create the following fair value hierarchy:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $32.3 million and $46.2 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2012 and December 31, 2011.

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Outstanding Face		Estimated Fair	Fair Value
	Amount	Carrying Value	Value	Hierarchy
	(In thousands)
Amended Credit Facility	$13,700	$13,700	$13,700	Level 2
9.50% Senior Secured Notes due 2015	398,000	388,893	408,010	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,461	395,468	Level 1
Total long-term debt	$805,200	$786,054	$817,178

	December 31, 2011
	Outstanding Face		Estimated Fair	Fair Value
	Amount	Carrying Value	Value	Hierarchy
	(In thousands)
Amended Credit Facility	$40,200	$40,200	$40,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total long-term debt	$831,700	$809,808	$776,385

The estimated fair value of our amended credit facility at September 30, 2012 and December 31, 2011 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of September 30, 2012 and December 31, 2011.

There were no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2012.

NOTE 7. EMPLOYEE BENEFIT PLANS
We contribute to multi-employer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. These unions cover certain of our culinary, hotel and other trade workers. We are obligated to make defined contributions under these plans.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011
______________________________________________________________________________________________________

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•
We may elect to stop participating in our multi-employer plans. As a result of such election, we may be required to pay a withdrawal liability based on the underfunded status of the plan, as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and it could affect our ability to meet our obligations to the multiemployer plan.

•	We may contribute assets to the multi-employer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled $1.7 million and $1.4 million during the three months ended September 30, 2012 and 2011, respectively and $5.0 million and $4.2 million during the nine months ended September 30, 2012 and 2011, respectively. Our share of unfunded vested liabilities related to certain multi-employer pension plans was $68.3 million as of January 1, 2011.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.4 million during each of the three months ended September 30, 2012 and 2011, and $1.1 million during each of the nine months ended September 30, 2012 and 2011.

NOTE 8. RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest-bearing and are included in accounts receivable or accrued liabilities, as applicable, on the condensed consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.4 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively. Reimbursable expenditures were $2.5 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and $8.4 million and $7.1 million during the nine months ended September 30, 2012 and 2011, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the condensed consolidated statements of operations.

NOTE 9. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2012. During this period, the following events occurred.

In October 2012, the primary assets held by Atlantic City Express Services ("ACES"), a nonconsolidated joint venture, were liquidated, and we received $2.8 million representing our share of the proceeds. The dissolution efforts of the joint venture continue with the further liquidation of the remaining miscellaneous assets. Our net investment in ACES is currently less than $0.1 million at November 14, 2012.

The Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, and the financial impact is still in the process of being assessed.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 798-room hotel, featuring five swimming pools, a spa, and additional meeting room space. We incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date and completed a $4 million renovation to our slot floor in 2010. Additionally, we have completed the process of renovating and refurbishing all of the Fiore suites and remaining rooms at the Borgata hotel during the nine months ended September 30, 2012. As part of our ongoing efforts to position Borgata as the premiere hotel and casino in Atlantic City, our estimated capital expenditures for full year 2012 are expected to be approximately $38 million and are primarily comprised of our room and suite renovation at the Borgata hotel and various maintenance capital projects.

We also continue to focus on further improving our operating margins to generate strong and stable cash flow.

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 23.4% of the table game drop and 19.8% of the slot handle market share respectively, for the nine months ended September 30, 2012, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

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

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Nine Months Ended September 30, 2012 and 2011

The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$187,091	$202,018	$538,657	$553,864
Operating income	18,928	35,471	59,474	72,506
Net income (loss)	(1,812)	12,926	(2,581)	7,976

Revel Entertainment formally opened a new property on the boardwalk in Atlantic City earlier this year, and a property in the Marina District was remodeled and rebranded. However, these projects did not generate incremental growth in the market. Rather, they simply shifted existing business from other properties, including Borgata. Regardless, we continue to be the leader in the Atlantic City market, reflecting the quality of our amenities, as well as the hospitality and service we provided to our customers. Although maintaining our table games results at historical levels has been challenging, we continue to grow other areas in our business, as hotel revenue, slot drop and slot win increased over the nine months ending September 30, 2012, compared to the same period in the prior year.

Three Months Ended September 30, 2012 and 2011
Net revenues
Due to increased local and regional competition, net revenues decreased $14.9 million, or 7.4%, during the three months ended September 30, 2012, compared to the same period in the prior year. The decrease in net revenues is primarily due to a $14.4 million decrease in gaming revenues, a $1.1 million decrease in food and beverage revenues, and a $1.4 million increase in promotional allowances that were slightly offset by an $1.2 million increase in room revenues. On May 25, 2012, Revel Entertainment formally opened a new property in Atlantic City which competes with us for gaming customers. We will continue to analyze the impact of the new competition on our business, including the impact on our promotional allowances within our cost containment measures.

Operating income
Operating income decreased $16.5 million, or 46.6%, during the three months ended September 30, 2012, as compared to the corresponding period of the prior year, and was negatively impacted by the flow-through effect of decreased gaming and food and beverage revenues. The decreases in gaming and food and beverage revenues were offset by a $1.6 million gain on a subrogated insurance settlement related to the fire that occurred on September 23, 2007 during the construction of the Water Club.

Net income (loss)
Net loss was $1.8 million during the three months ended September 30, 2012, as compared to net income of $12.9 million in the corresponding period of the prior year, due primarily to the flow-through effect of the decreased gaming and food and beverage revenues. Despite the increase in local and regional competition, we remain committed to containing costs and targeted spend. Our promotional allowances as a percentage of gross revenues increased to 25.1% from 23.2%, for the three months ended September 30, 2012 as compared to the same period in the prior year, largely due to the impact of lower gross gaming revenues.

Nine Months Ended September 30, 2012 and 2011
Net revenues
Net revenues decreased $15.2 million, or 2.7%, during the nine months ended September 30, 2012, compared to the same period in the prior year, as we experienced weaker than expected second and third quarter results that were offset by relatively strong performance during the three months ended March 31, 2012. During the nine months ended September 30, 2012, we experienced a decrease of $20.4 million in gross gaming revenues as compared to the prior year period, largely driven by an 8.3% decrease in table game drop due to increased local and regional competition.

Operating income
Operating income decreased $13.0 million, or 18.0%, during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year, and was primarily driven by the flow-through effects of the $20.4 million decrease in gaming revenues due to increased local and regional competition, and was positively impacted by a $3.8 million gain from proceeds on a subrogated insurance settlement related to the fire that occurred on September 23, 2007, during the construction of the Water Club.

Net income (loss)
During the nine months ended September 30, 2012, we realized a net loss of $2.6 million, as compared to net income of $8.0 million in the corresponding period of the prior year, primarily due the decrease in gaming revenues. Gaming revenues were negatively impacted by a $95.9 million and $85.0 million decrease in table games drop and slot drop, respectively. The decrease in table games drop and slot drop resulted in a $16.4 million and $5.1 million decrease in table game win and slot win, respectively. These decreases were partially offset by a $3.8 million gain from insurance proceeds related to the fire that occurred on September 23, 2007, during the construction of the Water Club. Additionally, there was an increase of $6.6 million in selling, general and administrative primarily related to property taxes. We continue to focus on our cost containment measures and lower customer reinvestment as promotional allowances as a percentage of gross revenues remained unchanged at 23.6% of gross revenues during the nine months ended September 30, 2012, compared to the corresponding period of the prior year.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 65% and 67% of gross revenues for the three months ended September 30, 2012 and 2011, respectively, and 67% and 68% of gross revenues for the nine months ended September 30, 2012 and 2011, respectively. Gaming revenues are significantly comprised of the net win from our slot machine operations and from table game wins. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% of gross revenues for each of the three months ended September 30, 2012 and 2011, and each of the nine months ended September 30, 2012 and 2011. Rooms produced approximately 14% and 13% of gross revenues for the three months ended September 30, 2012 and 2011, respectively, and 13% and 12% of gross revenues for the nine months ended September 30, 2012 and 2011, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) contributed approximately 5% of gross revenues during each of the three months ended September 30, 2012 and 2011, and each of the nine months ended September 30, 2012 and 2011.

The following table presents our gross revenues and expenses for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
GROSS REVENUES
Gaming	$162,360	$176,738	$470,285	$490,732
Food and beverage	40,234	41,337	112,350	112,860
Room	34,220	33,069	91,048	89,177
Other	12,809	11,989	31,547	31,889
	$249,623	$263,133	$705,230	$724,658
OPERATING COSTS AND EXPENSES
Gaming	$67,592	$68,944	$195,225	$199,368
Food and beverage	19,744	19,459	56,533	53,415
Room	3,990	4,106	10,944	10,996
Other	11,030	10,066	25,345	25,921
	$102,356	$102,575	$288,047	$289,700
MARGINS
Gaming	58.4%	61.0%	58.5%	59.4%
Food and beverage	50.9%	52.9%	49.7%	52.7%
Room	88.3%	87.6%	88.0%	87.7%
Other	13.9%	16.0%	19.7%	18.7%

Three Months ended September 30, 2012 and 2011
Overall, gross revenues during the three months ended September 30, 2012 decreased by $13.5 million, or 5.1%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $14.4 million, or 8.1%, decrease in gaming revenues and a $1.1 million, or 2.7% decrease in food and beverage revenues. Promotional spend increased to $62.5 million, or 25.1% of gross revenues during the three months ended September 30, 2012, as compared to 23.2% for the three months ended September 30, 2011, due to a decrease in gross gaming revenues and higher promotional spend related to an increase in local competition. Costs and expenses related to gaming, food and beverage, room and other decreased slightly during the three months ended September 30, 2012, as compared to the corresponding period of the prior year due to lower gaming activity and our focus on cost containment measures.

Gaming
Gaming revenues decreased $14.4 million, or 8.1%, during the three months ended September 30, 2012, as compared to the corresponding period of the prior year. Table game win decreased $15.9 million, or 28.6%, driven by a $46.1 million or 10.9% decrease in table game drop and a 250 basis point decrease in table games hold percentage compared to the corresponding period in the prior year. Slot win increased $1.6 million, or 1.4%, driven by a 20 point basis increase in slot hold percentage, while slot handle remained relatively unchanged as compared to the corresponding period of the prior year. We continue to be the leader in table games and slot market share and achieved 23.5% of the table game drop market share and 19.9% of the slot handle market share for the three months ended September 30, 2012. Gaming expenses decreased $1.4 million, but were more than offset by the $14.4 million decrease in gaming revenues, resulting in a decrease in the gaming margin to 58.4% during the three months ended September 30, 2012, as compared to 61.0% during the corresponding period of the prior year.

Food and Beverage
Food and beverage revenues decreased by $1.1 million, or 2.7%, during the three months ended September 30, 2012, compared with the corresponding period of the prior year. The decrease was primarily driven by a 1.0% decrease in the average guest check despite a less than 1.0% increase in the number of guests served. However, overall margins decreased to 50.9% during the three months ended September 30, 2012, as compared to 52.9% during the corresponding period of the prior year, primarily due to the decrease in gross revenues while the cost per guest served remained relatively unchanged.

Room
During the three months ended September 30, 2012, we had 244,807 occupied rooms, representing an average occupancy rate of 96.2% at an ADR of $137.68, compared to 236,324 occupied rooms, representing an average occupancy rate of 95.9% at an ADR of $137.65 during the comparable period in the prior year, the net effect of which resulted in an increase of $1.2 million, or 3.5%, in room revenue. Room margins increased to 88.3% from 87.6%, due to a $1.2 million increase in revenues, while cost per room remained relatively unchanged compared to the same period in the prior year.

Nine Months ended September 30, 2012 and 2011
Overall, gross revenues during the nine months ended September 30, 2012 decreased by $19.4 million, or 2.7%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $20.4 million, or 4.2% decrease in gaming revenues. Promotional spend decreased to $166.6 million, representing 23.6% of gross revenues during the nine months ended September 30, 2012, and 2011, due to our targeted marketing efforts and focus on operating margins. Costs and expenses related to gaming, food and beverage, room and other decreased by $1.7 million, or 0.6%, during the nine months ended September 30, 2012 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $20.4 million, or 4.2%, during the nine months ended September 30, 2012, as compared to the corresponding period of the prior year. Table game win decreased $16.4 million, or 11.1%, due to a $95.9 million, or 8.3% decrease in table game drop and a 40 basis point decrease in table games hold percentage. Slot win decreased $5.1 million, or 1.6%, primarily due to a $85.0 million, or 2.2%, decrease in slot drop while slot hold remained relatively unchanged. We continue to be the leader in table games and slot market share and achieved 23.4% of the table game drop market share and 19.8% of the slot handle market share for the nine months ended September 30, 2012. Gaming margins decreased to 58.5% during the nine months ended September 30, 2012, from 59.4% in the corresponding period of the prior year despite our targeted promotional spend, as the decrease in gaming revenues more than offset the decrease in gaming costs. We remain committed to cost containment efforts and effective marketing spend, and we reduced promotional allowances by $4.2 million while keeping our promotional allowances as a percentage of gross revenues at 23.6% for each of the nine months ended September 30, 2012 and 2011.

Food and Beverage
Food and beverage revenues decreased $0.5 million during the nine months ended September 30, 2012, compared with the corresponding period of the prior year, primarily due to a slight decrease in the number of guests served. Food and beverage margins decreased to 49.7% during the nine months ended September 30, 2012, as compared to 52.7% during the corresponding period of the prior year, due to a 2.9% increase in the cost per guest served.

Room
During the nine months ended September 30, 2012, we had 665,372 occupied rooms, representing an average occupancy rate of 87.8% at an ADR of $134.80, compared to 652,192 occupied rooms, representing an average occupancy rate of 87.9% at an ADR of $134.36 during the comparable period in the prior year, the net effect of which resulted in a increase of $1.9 million, or 2.1%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Selling, general and administrative	$35,474	$32,859	$103,001	$96,405
Maintenance and utilities	15,866	16,609	44,502	47,209
Depreciation and amortization	16,069	14,562	47,162	47,081
Other operating items, net	(1,602)	(58)	(3,529)	963

Three Months ended September 30, 2012 and 2011
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.2% and 12.5% during the three months ended September 30, 2012 and 2011, respectively. Selling, general and administrative expenses increased $2.6 million, or 8.0%, primarily due to an increase in property taxes and other fees associated with the Tourism District and Atlantic City Alliance, ("ACA"), and an increase in advertising due to new competition compared to the same period in the prior year.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.4% and 6.3% during the three months ended September 30, 2012 and 2011, respectively. There were no major maintenance projects undertaken compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.5 million, or 10.3%, during the three months ended September 30, 2012, compared to the same period in 2011. The increase was due to the timing of the completion of the room remodel, as there were no other significant expansion capital projects placed into service during the comparable period in the prior year.

Other Operating Items, Net
Other operating items, net, generally includes gains on insurance settlements, losses on the disposal or impairment of certain assets, costs associated with property damage from natural disasters and costs for preopening expenses. During the three months ended September 30, 2012, we recorded a gain from insurance settlement of $1.6 million for a subrogation claim related to the fire that occurred in 2007 during the construction of the Water Club.

Nine Months ended September 30, 2012 and 2011
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.6% and 13.3% during the nine months ended September 30, 2012 and 2011, respectively. Selling, general and administrative expenses increased $6.6 million, or 6.8%, primarily due to an increase in property taxes and other fees associated with the Tourism District and ACA, and an increase in advertising due to new competition compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.3% and 6.5% during the nine months ended September 30, 2012 and 2011, respectively. There were no major maintenance projects undertaken compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased slightly by less than $0.1 million, or 0.2%, during the nine months ended September 30, 2012 compared to the same period in 2011. The increase in depreciation associated with the completion of the room remodel during the nine months ended September 30, 2012, was offset by the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service in the prior year period.

Other Operating Items, Net
Other operating items, net, generally includes gains on insurance settlements, losses on the disposal or impairment of certain assets, costs associated with property damage from natural disasters and costs for preopening expenses. During the nine months ended September 30, 2012 we recorded a gain from insurance settlement of $3.8 million, partially offset by preopening expenses of $0.2 million and loss on the disposals of assets during the normal course of business.

Other Expenses
Three and Nine Months ended September 30, 2012 and 2011
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Interest expense, net	$20,754	$20,995	$61,885	$63,064
Average outstanding long-term debt	811,650	789,911	816,700	809,548
Weighted average interest rate	10.2%	9.6%	10.1%	9.6%

Interest expense decreased 1.1% and 1.9%, respectively, during the three and nine months ended September 30, 2012, as compared to the respective periods in the prior year due to an increase in capitalized interest from the refurbishment of the hotel rooms as compared to corresponding periods in the prior year when there was no capitalized interest, and a decrease in interest expense on the revolver from the reduction of the credit facility from $150 million to $75 million as a result of the amendment to the credit facility entered into on November 11, 2011. During the three and nine months ended September 2012 and 2011, average outstanding balances and average interest rates increased; however, interest expense was partially offset by the increase in capitalized interest from the refurbishment of the hotel rooms as compared to the corresponding periods in the prior year when there was less capitalized interest.
State Income Taxes
The following table presents our state income tax provision (benefit) and effective tax rate as a percentage of pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
State income tax provision (benefit)	$(14)	$1,550	$170	$1,466
Income (loss) before state income taxes	(1,826)	14,476	(2,411)	9,442
Effective state income tax rate	0.8%	10.7%	(7.1)%	15.5%

The effective state income tax rate for the three months ended September 30, 2012 and 2011 was 0.8% and 10.7%, respectively, and the effective state income tax rate for the nine months ended September 30, 2012 and 2011 was (7.1)% and 15.5%, respectively. The change in the effective tax rate results primarily from the shift in profit and loss before income tax for the respective periods, as well as the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2011.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of September 30, 2012 and December 31, 2011, we had balances of cash and cash equivalents of $32.3 million and $46.2 million, respectively; however, we had a working capital deficit of $21.9 million and $8.6 million as of September 30, 2012 and December 31, 2011, respectively. The increase in our working capital deficit during the current period is primarily due to a decrease in our cash balance as of September 30, 2012, reflecting repayments of borrowings under our amended credit facility since December 31, 2011.

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

On November 11, 2011, MDFC entered into an amended credit facility among MDFC, MDDC, certain other financial institutions and Wells Fargo, as administrative agent for the Lenders. The amendment modifies certain terms of the former credit facility among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

The amended credit facility: (i) reduced the aggregate commitments under the amended credit facility to a maximum amount of $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined in the amended credit facility) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting us from borrowing under the amended credit facility, to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

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

At September 30, 2012, the outstanding balance under the amended credit facility was $13.7 million, leaving contractual availability of $61.3 million. The interest rate on the outstanding borrowings at September 30, 2012 was 4.4%.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the amended credit facility.

Interest Rate
Outstanding borrowings under the amended credit facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the amended credit facility. In addition, a commitment fee is incurred on the unused portion of the amended credit facility ranging from 0.50% per annum to 1.00% per annum.
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

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum Consolidated EBITDA, which, at September 30, 2012, was $145.5 million.

Debt Financing Costs
In conjunction with the amended credit facility, during both of the three and nine months ended September 30, 2012, we incurred $0.2 million incremental debt financing costs, and incurred approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2012.

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
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at September 30, 2012.

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
Original Issue Discount
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At September 30, 2012, the effective interest rates on the 9.50% notes due 2015 and the 9.875% notes due 2018 were 10.2% and 10.3%, respectively.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA, as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $75 million senior secured credit facility.

Cash Flows Summary

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$42,981	$64,604
Cash flows from investing activities:
Capital expenditures	(33,994)	(19,488)
Insurance proceeds from subrogation settlement	3,809	—
Net cash used in investing activities	(30,185)	(19,488)
Cash flows from financing activities:
Borrowings under amended credit facility	515,300	574,700
Payments under amended credit facility	(541,800)	(620,600)
Payments to repurchase senior secured notes	—	(8,198)
Debt financing costs, net	(217)	(937)
Net cash used in financing activities	(26,717)	(55,035)
Decrease in cash and cash equivalents	$(13,921)	$(9,919)

Cash Flows from Operating Activities
During the nine months ended September 30, 2012, we generated operating cash flow of $43.0 million, compared to $64.6 million during the same period of the prior year. Operating cash flow decreased primarily due to a $10.6 million decrease in net income resulting from a $13.6 million change in prepaid expenses and other current assets and $7.7 million change in accounts payable and accrued liabilities, which were offset by a $3.8 million gain from the settlements of a subrogated insurance claims.

Cash Flows from Investing Activities
Capital expenditures during the nine months ended September 30, 2012 and 2011 were $34.0 million and $19.5 million, respectively. Cash paid for capital expenditures during the nine months ended September 30, 2012 included amounts spent for our hotel room and suite renovation, slot products and food and beverage facilities. Cash paid for capital expenditures during the nine months ended September 30, 2011, included an energy management initiative at the Borgata hotel, the purchase of gaming equipment and other renovation projects at the hotel. There were more significant projects during the nine months ended September 30, 2012, including the hotel room and suite renovation, compared to the same period in the prior year. During the nine months ended September 30, 2012, we received $3.8 million in proceeds from subrogated insurance settlements related to the fire that occurred on September 23, 2007 during the construction of the Water Club.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our amended credit facility.
Depending on our cash flow needs, we borrow and repay amounts under our amended credit facility to manage our overall cash position.
During the nine months ended September 30, 2012 we repaid a net $26.5 million on our amended credit facility, compared to net repayments of $45.9 million during the nine months ended September 30, 2011. We also repaid $8.2 million for the retirement of our senior secured notes during the nine months ended September 30, 2011.

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

Our estimated total capital expenditures for 2012 are expected to be approximately $38 million and are primarily comprised of our room and suite renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

Commitments and Contingencies
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as the ACA, has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred. As of December 31, 2011, we incurred expense of $0.9 million for the pro rata share of the initial contribution to the ACA. During the three and nine months ended September 30, 2012, we incurred expense of $1.3 million and $4.1 million, respectively, related to our share of the 2012 contribution.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the following:

Atlantic City Express Services
We previously entered into an agreement with two other Atlantic City casinos to form ACES. With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member had guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September 2011, and accordingly, the joint venture agreement terminated in January 2012, and we recorded a non-cash impairment charge related to our investment in ACES of $1.1 million during the year ended December 31, 2011, representing the amount by which the carrying value of the investment exceeded its estimated liquidation value.

In October 2012, the primary assets held by ACES, a nonconsolidated joint venture, were liquidated, and we received $2.8 million representing our share of the proceeds. The dissolution efforts of the joint venture continue with the further liquidation of the remaining miscellaneous assets. Our net investment in ACES is currently less than $0.1 million at November 14, 2012.

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

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives.

•	The effect of our ongoing litigation on our business, financial position, results of operations and cash flows.

•	Our expectations with respect to the effect that the anticipated sale of the MGM Interest will have on our operations.

•	Our belief that the length of the recovery from the severe economic recession may continue to have a profound effect on consumer spending.

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2012, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

In addition, we have been forced to close due to hurricanes and other storms. The Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. In August 2011, Borgata was closed for three days due to Hurricane Irene. Moreover, Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.

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

Our current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and our unfunded vested liability to the Fund is $68.3 million for the plan year beginning on January 1, 2011.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, Borgata was closed for five days in October 2012 due to a post-tropical storm. Borgata was also closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50 million, and coverage up to $200.0 million. In addition, we are self-insured up to $0.25 million with respect for each general liability claim and $0.20 million for each non-union employee medical claim. We accrued $6.6 million and $8.1 million for such claims at September 30, 2012 and December 31, 2011, respectively, and incurred expenses for such insurance claims of approximately $12.1 million and $9.1 million for the nine months ended September 30,

2012 and 2011, respectively.

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

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible). During the nine months ended September 30, 2012, we recognized a $3.8 million gain on the insurance subrogation settlement from the fire that occurred at the Water Club in 2007.

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
As of September 30, 2012, we had total consolidated long-term debt, net of current maturities, of approximately $786.1 million of net indebtedness which was comprised of $13.7 million outstanding under our amended credit facility and $772.4 million, net of amortized discounts and debt financing costs, outstanding under our secured notes. This indebtedness could have important consequences, including:

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
In August 2010, we entered into a $150 million bank credit facility that matures in August 2014 and issued $800 million in senior secured debt, $400 million of which matures in October 2015 and $400 million of which matures in August 2018. On November 11, 2011, MDFC entered into an amendment to the former credit facility among MDFC, MDDC, certain other financial institutions and Wells Fargo as the Administrative Agent for the Lenders. The amendment modifies certain terms of the former bank credit facility, among the Company, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on November 14, 2012.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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