Form 10-K
period 2012-12-31
Marina District Finance Company, Inc.
filed 2013-03-28
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

MDDC developed, owns and operates Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. We believe no other Atlantic City property offers the quality and breadth of non-gaming amenities and best-in-class gaming operations as Borgata. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants with acclaimed chefs including Bobby Flay, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 14 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Borgata was master-planned with ease of access and designed as a single-level casino floor with appealing design elements, creating an immediate sense of excitement upon entrance, heightened by the placement of multiple food and beverage outlets on the casino floor itself. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.
Borgata initially opened with an investment of approximately $1.1 billion. Since opening, we have completed two major capital investments to expand the facility. In July 2006, we opened the public space expansion on the north side of the property, an approximate $200 million project that expanded the public areas to include additional gaming positions, food and beverage outlets, a second nightclub, a new poker room that became the largest in the Atlantic City market, and a simulcast race book. In June 2008, The Water Club, a $450 million, 43-story, 797-room hotel expansion project, opened. In addition to the hotel, the rooms expansion included an additional spa and five pools, additional meeting and retail space, a new parking structure and a separate porte-cochere and front desk. During the year ended December 31, 2010, we completed renovations to the casino floor, the renovation and refurbishment of all of the Fiore suites, and we began room refurbishment at the Borgata hotel. During the years ended December 31, 2011, and 2012, we continued the renovation of the Borgata hotel, and all rooms were completed by June 2012. As part of our ongoing efforts to position Borgata as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2013 are expected to be approximately $25.0 million and are primarily comprised of our suite renovations, technology enhancements, infrastructure costs for our anticipated launch of online gaming and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.
Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly owned subsidiary of MGM Resorts International (“MGM”). As discussed further below under Regulatory Developments, on March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in Marina District Development Holding Co., LLC, MDDC’s parent holding company (“MDDHC”), and certain land leased to MDDC into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third party in connection with MGM’s settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). On November 4, 2010, MGM sold the leased land. Other than MDDC's obligation to pay rent and property taxes pursuant to certain leases described in “Item 2-Properties,” our obligations under the ground leases were not modified by the sale. BAC has a right of first refusal on any sale of the MGM Interest. As managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations.
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has been operating for approximately 37 years. Boyd owns and operates 21 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana, Indiana, Iowa and Kansas. Borgata contributed approximately $56.5 million in operating income to Boyd for the year ended December 31, 2012, which we believe demonstrates the importance of Borgata to Boyd's operations and the corresponding focus and dedication committed by Boyd's management team to Borgata.

General Business Developments
Significant developments affecting our business for the five years ended December 31, 2012 are as follows:

•
During the year ended December 31, 2012, our operations were significantly impacted as the Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. As a result of the storm, the closure of the property resulted in lost revenues and operating income. The property suffered minor property damage, however, the surrounding area experienced severe flooding and significant property damage;

•
On November 11, 2011, we entered into the First Amendment to Credit Agreement (the “First Amendment to Credit Agreement”) among MDFC, MDDC, the Lenders and Wells Fargo, National Association ("Wells Fargo"), as administrative agent. The First Amendment to Credit Agreement: (i) reduced the aggregate commitments under our payment priority secured revolving credit facility (the “amended credit facility”) to a maximum amount of $75 million; (ii) decreased the minimum Consolidated EBITDA (as defined therein) to $125 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting us from borrowing under the amended credit facility to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65 million or more.

•
On December 27, 2012, we entered into the Second Amendment to Credit Agreement (the "Second Amendment to Credit Agreement"), among MDFC, MDDC ("Borgata Lenders") and Wells Fargo, as administrative agent, that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the Borgata amended credit facility does not exceed $50 million and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125 million for the most recently ended period of four consecutive fiscal quarters prior thereto (without giving effect to the adjustment described in clause (iii) above).

•
In October 2012, the primary assets held by Atlantic City Express Services ("ACES"), an unconsolidated joint venture, were liquidated, and we received $2.8 million representing our share of the proceeds;

•
During the year ended December 31, 2012, we recognized a $7.7 million gain related to $3.9 million for subrogation of insurance claims related to the fire that occurred during construction of The Water Club in 2007 and $3.8 million from business interruption proceeds due to Hurricane Irene.

•
During the year ended December 31, 2012, we completed the room project, started in 2011, to renovate and refurbish rooms at Borgata, which included new paint and wall treatments, replacement of furniture and fixtures, flat panel televisions, resurfacing of floors, tiles and surrounds and other improvements refurbishment at the Borgata hotel and incurred $40.9 million in total capital expenditures related to the project;

•
During the year ended December 31, 2011, our operations were significantly impacted due to a closure of the property for three days in August 2011, which was mandated by civil authorities and the NJDGE, as Hurricane Irene approached the New Jersey coastline. The property did not suffer any damage; however, the closure of the property and cancellation of scheduled concerts and events, on a normally busy August weekend resulted in lost revenues and operating income;

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

•
On August 6, 2010, we issued $400 million of 9.50% senior secured notes due 2015 and $400 million of 9.875% senior secured notes due 2018 in a private placement to institutional buyers and entered into a new $150 million payment priority secured revolving credit facility (the "former credit facility"). We received gross proceeds of $800 million upon issuance of the senior secured notes, which along with the $75 million drawn from the bank credit facility upon closing of the transaction, were used, in part, to pay off in full and terminate our former bank credit facility and to make a one-time distribution of approximately $240 million to BAC and MAC (together, the "Joint Venture Partners");

•
As discussed above, on March 24, 2010, MAC transferred the MGM Interest and certain land leased to MDDC into the Divestiture Trust, for sale to a third party in connection with MGM’s settlement agreement with the NJDGE. On November 4, 2010, MGM sold the leased land. Other than MDDC's obligation to pay rent and property taxes pursuant to certain leases described in “Item 2-Properties,” our obligations under the ground leases were not modified by the sale. BAC has a right of first refusal on any sale of the MGM Interest. As managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations. Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its participating rights in our operations, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements;

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

•
The Water Club, Atlantic City’s first boutique-lifestyle hotel, opened in June 2008. The Water Club combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 797 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools—indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss, Just Cavalli and Hearts on Fire, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open everyday of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May;

•
On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40 million with our insurance carrier that was $11.3 million in excess of the value of assets damaged and destroyed by the fire, and resulted in the recognition of a $28.7 million gain during the year ended December 31, 2009. We subsequently recognized gains of $3.9 million and $0.4 million related to insurance subrogation settlements during the years ended December 31, 2012 and 2011, respectively.

Our Strengths
Since inception, Borgata has been designed and has performed as the leading property and premier gaming facility in the Atlantic City market.
Premier Destination Resort in Atlantic City
With over 160,000 square feet of gaming space, 2,767 hotel rooms and a broad array of dining, retail, meeting space and entertainment offerings, we believe Borgata is the premier destination resort in Atlantic City. Our high-end, yet accessible, approach to the market has allowed us to capture a leading share of the Atlantic City gaming and non-gaming markets. We have consistently been the market leader in Atlantic City based on total gaming revenue, holding the number one position in each year since 2005, and have maintained the leading market share in non-gaming revenue as well.

Dominant Market Leader in Gaming Operations
We have led the Atlantic City market in total gaming revenue market share every year since 2005. For the year ended December 31, 2012, Borgata achieved a market share of 20.1% of total casino win, including a market share of 21.3% and 19.0% of total table win and total slot win, respectively. For the same time period, we recorded a 49.7% table game win fair share premium (excluding poker tables) and a 52.3% slot win fair share premium relative to the Atlantic City market. A summary of key gaming terms is set forth below under the caption "Industry and Market Data; Certain Industry Terms."

Superior Performance in Non-Gaming Revenue
We believe that no other casino in the Atlantic City market offers the quality and breadth of non-gaming amenities as Borgata. For the year ended December 31, 2012, Borgata's average daily rate ("ADR") was $133 per night, with an average occupancy rate of 85.0%. The food and beverage product was designed to be a key feature of the property and we believe we provide a diverse choice of offerings, including our five fine dining restaurants that bring a world of culinary experiences to Atlantic City.
Strong Sponsorship and Experienced Management Team
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has been operating for approximately 37 years. Boyd owns and operates 21 casino entertainment facilities located in Nevada, Mississippi, Illinois, Louisiana, Indiana, Iowa and Kansas.
Our Strategy
Our strategy is to capitalize on our high quality facilities and diverse array of gaming, dining, retail and entertainment options to effectively compete in the Atlantic City market and with our other regional competitors. We believe Borgata's fun, upscale and superior design, along with our high quality and breadth of gaming and non-gaming amenities, have allowed us to capture a leading share of the Atlantic City gaming market. Our casino features spacious gaming floors that are operationally efficient and has the greatest number of gaming positions by property in the Atlantic City market as of December 31, 2012.
Capitalize on Our Superior Location and Easy Accessibility
We believe our location offers several advantages, which we continue to exploit. Borgata is the first casino to be located upon arrival at Renaissance Pointe and is approximately a quarter mile away from its nearest competitors. The Atlantic City Expressway Connector provides quick access to Borgata, making it one of the most easily accessible properties in the Atlantic City market. The Atlantic City Expressway Connector, completed in the summer of 2001, offers guests a four-lane road to Renaissance Pointe and eliminates all but one occasional traffic stop from the Atlantic City Expressway. This advantage is significant as motorists are able to reach Borgata before its competitors and without the delays associated with driving to competing casinos. This is especially crucial during the summer months, when traffic along the main thruways (Arctic, Atlantic and Pacific Avenues) to the Boardwalk properties is heaviest. Upon exiting the Atlantic City Expressway at the Borgata exit, the Borgata Loop provides quick and direct access to valet and parking garages for Borgata. In addition, Borgata is highly visible from the Atlantic City Expressway, the primary roadway serving Atlantic City, which helps draw immediate brand awareness.
Provide Superior Product to the Market
We regularly evaluate additional improvements, renovations and development projects as we seek to continue to compete effectively with future development projects and expansion activities by our competitors. In particular, we completed the process of renovating and refurbishing all of the Fiore suites at the Borgata hotel in 2010 and completed the renovation and refurbishment of all remaining rooms at the Borgata hotel during the year ended December 31, 2012. We believe maintaining our property as the premier destination in the Atlantic City market has contributed to our success in the past and will be important to our success in the future.
Emphasize Slot Revenues, the Most Consistently Profitable Segment of the Gaming Industry, while also Seeking to Maximize Table Game and Poker Room Revenues
We ranked number one among the 12 Atlantic City hotel casinos in terms of slot win and table win for the year ended December 31, 2012, earning $417.2 million in slot win, or 19.0% of the total slot win in the Atlantic City market, and $172.2 million in table win, or 21.3% of the total table win in the Atlantic City market. In addition, since the opening of our poker room (the largest in Atlantic City), we are the leader in poker win and have captured 47.4% of total poker win in the Atlantic City market for the year ended December 31, 2012. Our continued success will depend significantly upon our ability to continue to attract players to our slot machines, table games and poker room, including through our marketing and promotional efforts. While the focus on slot marketing remains competitive, we also market aggressively towards table game customers.
Capitalize on Our Non-Gaming Businesses
We seek to maximize non-gaming revenues by offering our customers a host of amenities and entertainment offerings. We believe the quality and diversity of our dining, entertainment, spa and retail facilities have contributed to making Borgata a destination resort rather than a day trip casino. Our standard hotel rooms are well-appointed, featuring floor-to-ceiling windows, comfortable custom-made mattresses, Egyptian cotton bed and bath sheets and large bathrooms with marble floors, granite countertops, oversized glass-enclosed showers and private commode rooms. Our customers can select from a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. We also offer many entertainment options designed to enrich the overall resort and gaming experience and attract customers to our facilities. Borgata's Events Center, which can accommodate up to 3,500 people, and The Music Box, which seats approximately 950, host concerts and headliner entertainment throughout the year. Guests can also relax and unwind at Borgata's 54,000 square foot Spa Toccare or at the Immersion Spa, a more intimate European spa located on the 32nd and 33rd floors of The Water Club. The resort also features meeting rooms with flexibility to arrange accommodations to suit most occasions, whether hosting a meeting of 30 business executives, a general session for 3,000 or a gala dinner.
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
We maintain a database of customers enrolled in “My Borgata Rewards" which, together with demographic data, we utilize to support our marketing efforts. For instance, in 2009, to target a specific demographic, we launched a nightlife rewards program that offers incentives and rewards based on customer spending at our nightlife venues.
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

Our Property
Casino Overview
Borgata offers a 160,000 square foot casino containing approximately 3,305 slot machines, 183 table games, 83 live poker tables and a simulcast race book facility. Table games include blackjack, craps, roulette, baccarat, pai gow, novelty games, sic bo and other games. Our poker program continues to gain momentum with The Borgata Poker Open, a four-part major tournament series, monthly signature events and daily tournaments in the casino's poker room. Unlike several other properties in Atlantic City, our casino is contiguous and encompasses the majority of the property's first floor. This design provides a more fluid, Las Vegas-style gaming environment. In addition, this layout is more efficient from an operations standpoint as oversight and game layout is easier to manage when gaming activities are conducted in contiguous areas. Borgata was the first casino to be designed under the more user-friendly regulations governing casino design in Atlantic City. Management believes that those regulatory changes have benefited our casino's design by improving the traffic flow in the casino, reducing the amount of exits required and allowing restaurants and entertainment venues to be directly adjacent to the casino floor.
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
Borgata Hotel Overview
Featuring a Las Vegas-style layout, the Borgata hotel's 1,970 guest rooms and suites include six tiers of accommodations: 1,566 Classic Rooms (each with 445 square feet); 312 Fiore Suites (each with 695 square feet); eight Studio Suites (each with 795 square feet); 39 Opus Suites (each with 1,010 square feet); 39 Piatto Suites (each with 1,455 square feet); four Quadri Suites (each with 2,670 square feet); and two Residences (each with an average of 5,000 square feet). Stylish amenities, including floor-to-ceiling windows, Egyptian cotton bed and bath linens, comfortable custom-made mattresses, large bathrooms with granite countertops and marble walls and floors, oversized glass-enclosed showers with therapeutic showerheads and body sprays, high-speed internet access and three phones, each with dual lines, are included in each suite and room in the hotel.
As part of our efforts to maintain and enhance Borgata as the premier destination in Atlantic City, during the years ended December 31, 2012 and 2011, we incurred $25.3 million and $15.6 million, respectively, in capital renovations for the renovation and refurbishment of all remaining rooms at the Borgata hotel, which was completed during the six months ended June 30, 2012. During the year ended December 31, 2010, we completed a $4.4 million capital improvement project to renovate each Fiore suite at the Borgata hotel, which renovation included new paint and wall treatments, replacement of furniture and fixtures (including the installation of a large flat panel television in each suite), resurfacing of marble floors and tiles and other renovation work.
The Water Club
Atlantic City's first boutique-lifestyle hotel combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 797 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools-indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss and Just Cavalli, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open everyday of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May.
Dining Options
Borgata offers a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. The food and beverage product was designed to be a key feature of the property and we believe the layout provides for efficient operations in both the slower winter months and peak summer season. Our five fine dining restaurants bring a world of culinary experiences to Atlantic City. These restaurants consist of:

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
In addition, MDDC has entered into restaurant management agreements with the operators of our five fine dining restaurants. Under the terms of these agreements, each restaurant operator is generally responsible for the day-to-day management and oversight of the restaurant's operations. As the owner, MDDC is responsible for all expenses of constructing, opening, operating, furnishing, supplying, marketing, repairing and maintaining each restaurant. In exchange for services rendered under the restaurant management agreement, each restaurant operator is entitled to a management fee, consisting of a base fee equal to a percentage of gross restaurant sales (as defined in the respective management agreements) plus an incentive fee equal to a percentage of net restaurant profits (as defined in the respective management agreements). Additionally, the restaurant management agreements with the operators of Izakaya, Bobby Flay Steak and Fornelletto provide for a minimum guaranteed management fee. Unless terminated sooner in accordance with its terms, each restaurant management agreement expires 120 months after the date of the restaurant's opening, except that the restaurant management agreements with Izakaya and Fornelletto expire 60 months after the opening of Izakaya and Fornelletto, respectively. The Old Homestead Steakhouse term has been extended through June 2019. MDDC also has the option to extend the initial term of the restaurant management agreements with the operators of Izakaya and Fornelletto for an additional five-year period.
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
In addition to these two entertainment venues, live bands and club DJ mix music can be found at five nightlife hotspots. With a variety of original nightlife concepts under one roof, including Gypsy Bar (a rock and tequila bar), B Bar, Long Bar, MIXX (a nightclub), and mur.mur (an intimate ultra lounge experience with celebrity guest DJs), these hot spots offer guests the ultimate sense of nightlife escapism.
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
Retail
To round out the array of amenities are eight boutiques and shops located at Borgata, and an additional six boutiques and shops located at The Water Club. The stylish shopping spots offer men's, women's and children's fashions, gifts, toys, retail wine, housewares and absolute essentials. Shopping boutiques at Borgata and The Water Club include:

•	Whim: Offers electronics and distinctive gift ideas.

•	Misura: Features men's apparel, accessories, furnishings and gifts.

•	Carina: Features women's apparel, accessories and gifts.

•	Borgata Collections: Borgata Brandwear, fine gifts, sundries and children's wear.

•	Borgata Jewels: Fine jewelry and timepieces.

•	Borgata & Co.: Fine cigars, fine chocolates and other delicious indulgences.

•	Ciao!: Souvenirs and last minute gift shopping.

•	Essentials: Gifts, sundries and other convenience items.

•	Hugo Boss: Features fine menswear from designer Hugo Boss.

•	Just Cavalli: Features denim products including jeans, jackets, and accessories from designer Roberto Cavalli.

•	Fixation: A shoe store.

•	Borgata Employee Store: A store for our employees.

•	Cameo: Small gifts and toiletries.

•	Vintage: A retail wine store.
MDDC owns and operates Whim, Vintage, Just Cavalli, Fixation and Cameo and leases the remaining retail outlets to third parties under lease agreements, including a lease agreement with The Marshall Retail Group, LLC, a subsidiary of Marshall Hotels and Resorts, Inc., a national hotel management company. Under the terms of the lease agreement, Marshall Management AC, LLC leases and operates the retail stores Misura, Carina, Borgata Collections, Borgata & Co., Borgata Employee Store, Ciao! and Essentials.
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
Parking
Borgata offers over 8,200 parking spaces, which include self-park spaces, valet spaces, and employee parking spaces, which ranks Borgata number one in the market in terms of capacity, well above the majority of the competition. In addition, ingress and egress from the resort is more typical of a Las Vegas style-resort with a spacious pavilion as opposed to the typical Atlantic City property where the resort entrance is on a public through-way. The self-parking garage features speed ramps to enable the arriving guests to secure a parking space quickly. Guests who choose valet parking will arrive via a six-lane porte cochère. Valet departures are separated on a lower level from all arriving guests to avoid cross traffic and to speed service for both arriving and departing guests. Borgata valet parking spaces are conveniently located below the casino floor and do not require using city streets. This results in substantially better and more efficient valet parking service compared to other Atlantic City casinos. Guests checking in to The Water Club follow a dedicated roadway leading to an underground carport where they will be greeted by a valet attendant, checked-in and directed to a short escalator ride to the hotel lobby. Departing guests from The Water Club utilize a separate carport for departures which minimizes traffic and maximizes safety.

Our Market
Atlantic City Gaming Market Overview
The Atlantic City gaming market is the third largest gaming market in the United States and is predominantly a regional day-trip and overnight-trip market, primarily within a three-hour driving distance of major cities including New Jersey, Connecticut, New York, Pennsylvania, Maryland and Delaware. Borgata directly competes with eleven other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions.

The Atlantic City market has been substantially impacted by the national recession, which began in December 2007, and continuing weak economic conditions in the United States and elsewhere. As a result of the weak economy, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which has had, and continues to have, an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, to 33.3 million in 2007, to 31.8 million in 2008, to 30.4 million in 2009, to 29.3 million in 2010, and to 28.5 million in 2011. As national and local economic conditions were mixed and competitive pressures intensified, a more significant drop in visitors occurred in 2008 and 2009, with 31.8 million visitors in 2008 and 30.4 million visitors in 2009, or a decrease of approximately 8.9% and 13.0% from the 2005 peak, respectively.
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

Atlantic City
The Atlantic City market is highly competitive. Currently, the 12 hotel casinos located in Atlantic City, including Borgata, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. In 2010 we completed a $4 million renovation to our slot floor and a $4.4 million renovation and refurbishment of our Fiore suites. In 2011, additions included a high-limit players club lounge, a New York style bar; and a wine retail outlet. We also refreshed our poker room, Asian gaming area and high-limit slot area. Additionally, in 2011 we began a redesign project of Borgata hotel's standard rooms including corridors, elevator landings and high-end suites that was completed in June 2012.
In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the New Jersey Casino Control Commission ("NJCCC") (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. On February 20, 2013, MGM announced that it had entered into an amendment with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the NJCCC for licensure in New Jersey. Competition could significantly increase if a developer acquires MGM's interest in such land or MGM is relicensed in New Jersey, and either a new developer or MGM succeeds in developing and opening a competing casino property adjacent to Borgata.

Increased competition also may result from changes to existing gaming regulations. For example, to help spark new investment in Atlantic City, former Atlantic City mayor James Whelan, who is now a state senator, introduced legislation on March 22, 2010 that, among other things, would change the minimum room requirements and size of casino hotels. Instead of 500-room hotels with casinos of at least 60,000 square feet that New Jersey law now requires, developers would be able to build smaller, 20,000 square foot, casinos at hotels with at least 200 rooms under the proposed legislation. The legislation was signed into law by the governor in January 2011 and will likely result in the development of additional smaller, boutique hotel-casinos in the Atlantic City market, further increasing competition. In addition, competition could further increase if, as has been discussed in the past, the State of New Jersey approves the installation of video lottery terminals ("VLTs") at horse racing facilities in New Jersey.
Other Regional Competitors
The expansion of casino gaming in or near the mid-Atlantic region from which we attract most of our customers, including state law changes expanding gaming in Pennsylvania, New York, Connecticut, Delaware and Maryland could have a significant adverse effect on our business, financial condition, results of operations and cash flow.
Qualification Requirements and Waivers for Certain Institutional Investors
As discussed below under Restrictions on Issuance, Ownership and Transfer of Securities, an entity qualifier or intermediary or holding company is required to be qualified by the NJCCC and meet the same basic standards for approval as a casino licensee; provided, however, that the Director of the NJDGE, shall have the authority to waive any or all of the qualification requirements for any Corporate officer as defined in the NJ Act, each director and each person who directly or indirectly holds a beneficial interest or ownership interest of 5% or more in such company.

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
Each casino licensee is required to pay an annual tax of 8% on its gross casino revenues. Additionally, an investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 50 years. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenue, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority (“CRDA”). There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.
Furthermore, there is a parking fee and $3.00 room tax fee on all rooms, including complimentary rooms, the proceeds of which will be primarily deposited into a special fund for use by the CRDA.
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
Pursuant to the terms of the settlement agreement, MGM agreed to transfer the MGM Interest into the Divestiture Trust and further agreed to sell such interest within a 30-month period. During the first 18 months of such period, (which was subsequently extended by an additional 12 months), MGM has the power to direct the trustee to sell the MGM Interest, subject to the approval of the NJCCC. If the sale has not occurred by such time, the trustee will be solely responsible for the sale of the MGM Interest. The MGM Interest was transferred to the Divestiture Trust on March 24, 2010.
MGM announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, which was approved by the NJCCC at a hearing on August 8, 2011. The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014.
MGM filed a petition with the NJCCC on February 8, 2013 which was joined by Boyd Gaming Corporation and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the Interest in MDDC has been tolled to allow the NJCCC to complete a review of MGM's application.
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
Gaming Escheat Laws
If a patron does not claim money or redeem the representation of debt owed to such patron from a gaming transaction within one year of the date of the transaction, the obligation of the casino licensee to pay the patron shall expire and 25% of the money or the value of the debt shall be paid to the Casino Revenue Fund by the casino licensee, and the remaining 75% was retained by the casino licensee, provided the licensee uses the full amount for marketing purposes. Obligations incurred prior to the effective date of April 5, 2009 expired one year after such effective date, at which time 50% of the money or the value of the debt shall be paid to the Casino Revenue Fund, subject to the requirement that each casino licensee was required, on or before June 30, 2009, to make a payment to the Casino Revenue Fund in an amount equal to 25% of the value of the money or debt owed to its patrons as a result of gaming transactions that occurred more than one year prior to the effective date, which payment was credited towards the total obligation to make payments in an amount equal to 50% of the value of such expired gaming related obligations.
Smoking Regulation
On January 15, 2006, the New Jersey State legislature enacted the Smoke-Free Air Act that became effective April 15, 2006. This law called for smoke-free environments in essentially all indoor workplaces and places open to the public including places of business and service-related activities. The law contains several exceptions including an exemption for all casino floor space and 20% of a hotel's designated hotel rooms. On February 15, 2007, Atlantic City promulgated a local ordinance that reduced the casino floor exemption to 25% of a casino's floor space that became effective April 15, 2007. As such, smoking is prohibited on 75% of a casino's floor space and permitted on 25% of a casino's floor space if such space is enclosed and separately ventilated. In April 2008, Atlantic City voted to completely ban smoking on the casino floor, to take effect in October 2008; however, as a consequence of the economic downturn, in October 2008, Atlantic City voted to overturn the temporary smoking ban, returning to the 2007 law restricting smoking to no more than 25% of the casino floor. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City's City Council announced that it would not consider a full smoking ban in casinos pending further review. Under the Atlantic City ordinance, smoking will remain permissible in 20% of a hotel's designated hotel rooms, consistent with state law.
Potential Regulatory Developments
On February 3, 2010, New Jersey Governor Chris Christie issued Executive Order 11 creating the New Jersey Gaming, Sports and Entertainment Advisory Commission (“Advisory Commission”), to provide recommendations to comprehensively address the challenges confronting New Jersey's gaming, professional sports and entertainment industries.

The Advisory Commission's report was made public on July 21, 2010. A major focus of the report was dedicated to improving the gaming industry in Atlantic City in order to keep Atlantic City a major destination resort and to expand its entertainment and amusement offerings. To that end, the report rejected the concept of expanding gaming outside of Atlantic City and called for the creation of an entertainment and gaming district in Atlantic City which would be overseen by a public/private body with state involvement with a primary goal of revitalizing Atlantic City and the gaming industry by increasing business volumes, attracting investment and creating jobs. This report also recommended streamlining and updating the gaming regulatory system to be current with technological advances. Additionally, this report proposed the transfer of regulatory power over the casinos in Atlantic City from the NJCCC to the NJDGE.
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
Our CRDA obligations for the years ended December 31, 2012, 2011 and 2010 were $7.7 million, $8.1 million, and $8.1 million, respectively, of which valuation provisions of $4.4 million, $3.5 million and $4.6 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. For each year of the term of the Agreement, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due. As a result, we expensed our pro rata share of the $90 million, approximately $15.0 million, based on our actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $5.1 million during each of the years ended December 31, 2011 and 2010 related to our share of the contributions.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law required that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. During the years ended December 31, 2012 and 2011, we incurred expenses of $6.1 million and $0.9 million, respectively, for our pro rata share of the contributions to the ACA.
Seasonality
Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our property, with autumn and winter being non-peak seasons. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-

weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons.
Employees and Labor Relations
Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, responsibility, good character, honesty, integrity and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees. At December 31, 2012, we employed 5,936 persons. On such date, we had collective bargaining agreements with four unions covering approximately 2,276 employees. One of our four collective bargaining agreements had expired and employees covered by the expired agreement continued to work during negotiations. The new agreement was ratified on March 15, 2013.

Financial Information
For further information related to our revenues, profit (loss) and total assets as of and for the three years in the period ended December 31, 2012, see our consolidated financial statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

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

Unless otherwise indicated, as used throughout this report:

•	“casino win” means slot win plus table win, poker win, keno win and simulcast win;

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

•
“poker win” represent a percentage of customer wagers and tournament entry fees, as reported by the 12 casino properties currently operating in Atlantic City, including Borgata, on a cash basis to the NJCCC;

•	“slot handle” means the dollar amount wagered in slot machines;

•
“slot win,” “table win,” “keno win,” and “simulcast win” means the difference between customer wagers and customer winnings on slot machines, table games (exclusive of poker games), keno games and simulcast betting, respectively, as reported by the 12 casino properties currently operating in Atlantic City, including Borgata, on a cash basis (without any revenue adjustments for progressive jackpot accruals) to the NJCCC; and

•	“table games drop” means the total amount of cash deposited in the table games drop boxes, plus the sum of markers issued at all table games.
Corporate Information
Our principal executive offices are located at One Borgata Way, Atlantic City, New Jersey 08401, and our main telephone number is (609) 371-1000. Our website is www.theborgata.com.
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy, at prescribed rates, any document we have filed at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC.
Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are forward-looking, include, but are not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives;

•	The effect of our ongoing litigation on our financial position, results of operations and cash flows;

•	Our expectations with respect to the effect that the anticipated sale of the MGM Interest will have on our operations;

•	Our expectation that the significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital will continue for the foreseeable future;

•
The sufficiency of our cash and cash equivalents, our cash flows from operations and existing financing sources to fund normal operating requirements and capital expenditures during the next twelve months;

•
Our estimated total capital expenditures for 2013, our expectation that they will be primarily comprised of suite renovations, technology enhancements, infrastructure costs for our anticipated launch of online gaming and various maintenance capital projects and our intention to fund such capital expenditures through our amended credit facility and operating cash flows;

•	The effect of fluctuations in interest rates on our results;

•	The possibility of expansion of gaming facilities and nearby states, including the anticipated timing and scope of the development plans of our competitors, and its potential effect on our business;

•	The estimates underlying our critical accounting policies;

•
The effect of recently enacted and proposed legislation, including without limitation, legislation concerning the regulation of gaming, bans on smoking and increases and decreases in tax rates, on our business and the business of our competitors;

•	Our estimated exposure with respect to the UNITE HERE National Retirement Fund;

•	Our estimated annual energy costs;

•	Our estimated pro rata share of payments under the AC Alliance;

•	The factors that contribute to our ongoing success and our ability to be successful in the future;

•	Our business model, areas of focus and strategy for realizing improved results;

•
Competition, including expansion of gaming into additional markets, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	Our expectations, including our responsibility and control over day-to-day operations and the managerial resources we expect to devote to effectuate the sale of the MGM Interest;

•	Our belief that our future results will be negatively impacted by the opening of a new property in Atlantic City;

•	The type of covenants that will be included in any future debt instruments;

•	Our ability to meet our projected operating and maintenance capital expenditures;

•	Our ability to pay dividends;

•	Our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently.

•	The impact of new accounting pronouncements on our consolidated financial statements;

•
that our amended credit facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•
Our renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•	That margin improvements will remain a driver of profit growth for us going-forward;

•	Our expectation that Congress legalizes online gaming in the United States;

•	That operating results for previous periods are not necessarily indicative of future performance;

•	Our expectations regarding our cost containment efforts;

•	Expectations, plans, beliefs, hopes or intentions regarding the future; and

•	Assumptions underlying any of the foregoing statements.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include, but are not limited to the following:

•	The effects of intense competition that exists in the gaming industry;

•	Our ability to comply with debt covenants and generate sufficient cash flow to service our substantial debt;

•
The current economic downturn and its impact on consumer and discretionary spending, and the risk that a continuation or deepening of the economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

•	The effects of volatility and weakness in worldwide credit and financial markets;

•	Our dependence on Borgata for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties or that is more geographically diverse;

•
The effects of intense competition that exists in the gaming industry and the risk of increased competition arising from, among other things, new casino development and construction activities in Atlantic City and other states in the mid-Atlantic region from which we attract most of our customers; aggressive marketing, promotional and other actions taken by our competitors in reaction to adverse economic conditions; and changes to gaming regulations or gaming taxes that expand gaming, lower the gaming tax rate in other nearby states or that otherwise result in increased competition to us;

•
The risk that our casino, hotel and other operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, snowstorms, hurricanes and other adverse weather conditions, mechanical failure, extended or extraordinary maintenance, government shutdowns, labor disputes or regulatory compliance issues, among other causes;

•
The effects of events adversely impacting the mid-Atlantic region from which we draw most of our customers, including the effects of the current economic downturn, war, terrorist or similar activity or adverse weather conditions and other natural disasters or the outbreak of an infectious disease impacting the mid-Atlantic region;

•	The possibility that our insurance coverage may not be adequate to cover the losses that our property could suffer;

•
The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes and smoking restrictions, which could harm our business and increase competition;

•	The risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our amended credit facility and senior secured notes;

•
The risk that negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future periods;

•
The risk associated with MGM being denied a statement of compliance and its potential effects on our business and operations if our other joint venture partner, BAC, elects not to exercise its right of first refusal to purchase such interest. Other than its right of first refusal, BAC generally does not have the ability to select the new venture partner and the ongoing operations of Borgata could change if, for example, a new operating agreement is entered into with the new venture partner;

•	The risk that our existing gaming license is not renewed, or that we may not receive gaming or other necessary licenses for new projects;

•	The risk relating to legal proceedings;

•	Our dependence on key members of existing management and our ability to attract, retain and motivate employees;

•	The risk that our capital improvement projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us;

•	Our ability to obtain capital commitments to fund our capital improvement projects on terms favorable to us, if at all;

•	The risks relating to compliance with extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities;

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry;

•
The risk inherent by virtue of our ownership by Boyd (through its ownership of BAC) and a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries, and the possibility that their interests as equity holders may compete or otherwise may conflict with our interests or the interests of a holder of the notes as a creditor;

•	Delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	Construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	Failure by us to obtain financing on acceptable terms, or at all;

•	Failure to obtain necessary government or other approvals on time, or at all;

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	The risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	The effect of the expansion of legalized gaming in the mid-Atlantic region; and

•	Borgata's expected liabilities under the multiemployer pensions in which it operates.
Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2012 and in our other current and periodic reports. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 1A.	Risk Factors
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

We have invested in expanding existing facilities and developing new facilities including a $200 million casino and non-gaming expansion completed in early 2006 and the opening of The Water Club, a 797-room upscale boutique hotel, in June 2008. Our competitors have also invested in expanding their existing facilities and developing new facilities. For example, in early 2009, Trump Entertainment completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal.

In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the NJCCC (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. On February 20, 2013, MGM announced that it had entered into an amendment with the NJDGE, effective February 13, 2013, pursuant to which MGM was allowed to reapply to the NJCCC for licensure in New Jersey. Competition could significantly increase if a developer acquires MGM's interest in such land or MGM is relicensed in New Jersey, and either a new developer or MGM succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, Revel Casino, a new casino and hotel facility located at the northern end of the boardwalk opened in April 2012, which has increased competition in the Atlantic City market. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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
The expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of our customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.
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

As a result of the present weak economic conditions in the United States, Europe and much of the rest of the world, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on the Atlantic City gaming market. The number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010, to 28.5 million in 2011. In addition, after reaching a peak of $5.22 billion in total casino win in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008, $3.94 billion in 2009, $3.57 billion in 2010, $3.32 billion in 2011 and $3.05 billion in 2012. Since our business model relies on significant expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn could further adversely affect our business, results of operations and financial condition.

We may incur impairments to long-lived assets.
In accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned. During the year ended December 31, 2011, we recorded a non-cash impairment charge related to our investment in ACES of $1.1 million, representing the amount by which the carrying value of the investment exceeded its contractual liquidation value.

We own facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities.

We have been forced to close due to hurricanes and other storms. Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. In August 2011, Borgata was closed for three days due to Hurricane Irene. Moreover, Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.

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
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our amended credit facility, and debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional financing or joint venture partners, or modifying our amended credit facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

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
If availability under our amended credit facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
Approximately 2,297 of our employees were represented by four labor unions as of December 31, 2012. Additionally, one of our four collective bargaining agreements had expired and employees covered by the expired agreement continued to work during the negotiations of a new agreement, which was ratified on March 15, 2013. A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.

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

Our current monthly pension contributions to the Fund are approximately $0.5 million, and our unfunded vested liability to the Fund is $63.8 million for the plan year beginning on January 1, 2011.

Additionally, in connection with our collective bargaining agreement with the Local 68 Engineers Union Pension Plan, NJ Carpenters Pension Fund, and the International Painters and Allied Trades Industry Pension Plan, we participate in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and we are currently in discussions with the boards regarding our level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. Effective as of July 1, 2011, the Local 68 Engineers Union Pension Plan was no longer certified as endangered or in critical status. Our current monthly pension contributions to the funds associated with these plans approximate less than $0.1 million per month in the aggregate. As of January 1, 2011, our aggregate unfunded vested liability to these funds was approximately $4.5 million.

A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds to which we contribute, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In August 2012, the Fund provided an estimate to us of our exposure, assuming a hypothetical immediate and complete withdrawal from the Fund at the time of such estimate. Based on that estimate, the pre-tax withdrawal liability as of January 1, 2011 in that scenario could have been in excess of $63.8 million. In addition, we estimate that the pretax withdrawal liability for the other funds to which we contribute to be approximately $4.5 million. However, we are not able to determine the exact amount of our potential exposure with respect to the Fund, or other funds to which we contribute, because the amount of that exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which we contribute, at that time. If, in the future, we elect to withdraw from the Fund, or other funds to which we contribute, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund or other funds to which we contribute. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Gambling

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
Atlantic City casinos, including Borgata, currently pay an 8.00% tax rate on gross gaming revenues and a community investment alternative obligation equal to 1.25% of gross gaming revenues, plus additional taxes and fees as further described under Taxes, Fees and Other Charges. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to record New Jersey state income taxes. We can provide no assurances that the State of New Jersey will not enact legislation that increases gaming tax rates.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. Borgata was also closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50 million, and coverage up to $200 million. In addition, we are self-insured up to $0.25 million with respect for each general liability claim and $0.20 million for each non-union employee medical claim. We accrued $9.1 million and $8.1 million for such claims at December 31, 2012 and December 31, 2011, respectively, and incurred expenses for such insurance claims of approximately $18.5 million, $18.6 million and $15.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible). During the year ended ended December 31, 2012, we recognized a $7.7 million gain consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred at the Water Club in 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene.

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
MDDC, as lessee, has entered into a series of ground leases with MAC, as lessor, for a total of approximately 19.6 acres of land that provide the land on which our public space expansion, rooms expansion, employee parking structure, and surface parking lot reside, as well as, an undeveloped parcel. Except for the surface parking lot, the term of each ground lease entered into with MAC expires on December 31, 2070. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is six months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. MGM has transferred ownership of the underlying land and each of these ground leases to the Divestiture Trust pursuant to the terms of its settlement agreement with the NJDGE and the NJCCC.

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

In addition, we may lose 900 parking spaces available on the surface parking lot upon termination of the surface parking lot ground lease and the sale of the underlying land to a third party. In such event, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the leased land underlying the ground lease for the undeveloped parcel. Our business and operations, however, could be disrupted if we are unable to replace the lost parking spaces in a timely manner to meet our parking demands and satisfy applicable zoning requirements.

On July 6, 2010, MDDC received a notice from MAC that the trustee of the Divestiture Trust had entered into an agreement with a third party to sell the land contributed by MAC to the Divestiture Trust in connection with MAC's settlement agreement with the NJDGE, except the land underlying the surface parking lot ground lease. On November 4, 2010, MGM announced that it had closed the sale of the land leased to MDDC pursuant to four ground leases, all of which remain in effect following the closing of the sale of the underlying land. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid per square foot under the Lease and Option Agreement, dated as of January 16, 2002, as amended by the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010 (collectively, the “Parking Structure Ground Lease”) and property taxes pursuant to the Ground Lease Agreement, dated as of March 23, 2010 (the “Ground Lease”) for the undeveloped parcel, our obligations under the ground leases were not modified by the sale.

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

We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend until 2028. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.7 million per annum as of December 31, 2012. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

Risks Related to our Significant Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.
As of December 31, 2012, we had total consolidated long-term debt, net of current maturities, of approximately $793.3 million of net indebtedness which was comprised of $20.0 million outstanding under our amended credit facility and $773.3 million, net of amortized discounts and debt financing costs, outstanding under our senior secured notes. This indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations under our current indebtedness, which could in turn result in an event of default under our current indebtedness;

•	limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, among other things;

•	requiring us to sell assets to raise funds, if we are unable to borrow additional funds, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a disadvantage compared to our competitors that have less debt.
Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock or the membership interests of MDDC);

•	make investments;

•	create, incur or suffer to exist liens;

•	sell assets;

•	enter into agreements restricting our subsidiaries' ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on our business, results of operations and financial condition.

In addition, our amended credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. Our amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under our amended credit facility have priority in payment to Borgata's senior secured notes.

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
The amended credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the amended credit facility have priority in payment to our senior secured notes.

Our ability to refinance our indebtedness will depend on our ability to generate future cash flow. We are entirely dependent on the operations of Borgata, including the Water Club, for all of our cash flow. Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

It is unlikely that our business will generate sufficient cash flows from operations in amounts sufficient to enable it to pay the principal on our indebtedness at maturity and to fund our other liquidity needs. We believe we will need to refinance all or a portion of our indebtedness before maturity, and we cannot provide assurances that we will be able to repay or refinance our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining equity or debt financing or joint venture partners.

These financing strategies may not be effected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining necessary capital.

Holders or beneficial owners of our senior secured notes may be required to dispose of, or we may be permitted to redeem, the senior secured notes pursuant to gaming laws.
A Gaming Authority may require that a holder of our senior secured notes be licensed, qualified or found suitable, or comply with any other requirement under applicable New Jersey gaming laws, rules, regulations and supervisory procedures to which we are subject (collectively, the “Gaming Laws”). Pursuant to the terms of the indenture governing the senior secured notes, holders of the notes agreed to comply with all Gaming Law requirements, including, if applicable, to apply for a license, qualification or a finding of suitability, within the required time period, as provided by the applicable Gaming Authority. We will not be responsible for any costs or expenses such holder may incur in connection with such holder's application for a license, qualification or a finding of suitability, or compliance with any other requirement of a Gaming Authority.

Under the Casino Control Act, a casino licensee must demonstrate by clear and convincing evidence the good character, honesty and integrity of all financial backers, including holders of the notes, which bear any relation to a casino project who hold 25% or more of such financial instruments or evidences of indebtedness; provided, however, in circumstances of default, any person holding 10% of such financial instruments or evidences of indebtedness shall be required to establish and maintain such qualification; and further provided, that the applicable Gaming Authority may in its discretion require qualification in any event at a lower threshold. Banking and other licensed lending institutions that make a loan or hold a mortgage or other lien acquired in the ordinary course of business are generally exempt from New Jersey's licensure and qualification requirement. The Gaming Laws also contain provisions that permit waiver if the holder of securities is an “institutional investor” as defined under the Gaming Laws and certain other conditions are met.

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
We and our future subsidiaries may be able to incur substantially more debt in the future. Although the indenture and the amended credit facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with noteholders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.

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

The value of the collateral securing the senior secured notes may not be sufficient to satisfy all our obligations under the senior secured notes and it may be difficult to realize the value of the collateral.
Our obligation under the senior secured notes and the guarantees are secured by substantially all of our and each guarantor's property and assets. In the event of a foreclosure on the collateral (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral securing our amended credit facility and the senior secured notes may not be sufficient to satisfy the senior secured notes because such proceeds would, under the inter-creditor agreement, first be applied to satisfy our priority payment obligations under our amended credit facility. Only after all of our priority payment obligations under our amended credit facility have been satisfied will proceeds from such collateral be applied to satisfy our obligations under the senior secured notes.

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

In addition, it may be difficult to realize the value of the collateral. With respect to some of the collateral, the collateral agent's security interest and ability to foreclose will be limited by the need to meet certain requirements, such as obtaining third-party consents and governmental approvals, complying with state law requirements and making additional filings. If we are unable to obtain these consents and approvals, comply with such requirements or make such filings, we may not be able to realize the value of the collateral subject to such security interests. We can provide no assurances that any such required consents or approvals can be obtained on a timely basis or at all. These requirements may limit the number of potential bidders for certain collateral in any foreclosure and may delay any sale, either of which events may have an adverse effect on the sale price of the collateral. Therefore, without the appropriate consents, approvals and filings, the practical value of realizing on the collateral may be limited.

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

Specifically, our gaming license is not included as part of the collateral and neither the collateral agent nor any holder of the senior secured notes is permitted to operate or manage any gaming business or assets, including gaming devices, unless such person has been licensed under applicable Gaming Laws for such purpose. In addition, Gaming Laws generally require that all persons who propose to own interests in licensed gaming operations be found suitable or qualified by the NJCCC. Consequently, the collateral agent and, in certain circumstances, holders of the senior secured notes would be required to file applications with the Gaming Authorities for qualification or a petition for waiver or exemption with the NJDGE, as well as to file a petition requesting approval to enforce a security interest in gaming assets before they take steps to enforce the security interest. Although the Gaming Laws permit interim qualification and the placement of the gaming assets into an interim casino authorization trust during the time an applicant is being fully qualified, these requirements may nonetheless limit the number of potential bidders who would participate in any foreclosure or bankruptcy sale and may delay the sale of the gaming assets that constitute a portion of the collateral, either of which could have an adverse effect on the amount of proceeds received from such sales. Further, in the event of a bankruptcy of the gaming licensee or a foreclosure on a lien by a person holding a security interest for which gaming devices are security in whole or in part for the lien, the Gaming Authorities may authorize the disposition of the gaming devices; however, such disposition may only be made in the manner approved by the Gaming Authorities.

The security interest of the collateral agent, for the benefit of the trustee under the indenture or the holders of the senior secured notes, is also subject to practical problems generally associated with the realization of security interests in collateral. Accordingly, the collateral agent may not have the ability to foreclose upon such assets, and the value of the collateral may significantly decrease.

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

•	received less than reasonably equivalent value in exchange for incurring those obligations; and was insolvent or rendered insolvent by reason of that incurrence;

•	was engaged in a business or transaction for which such person's remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond our ability to pay those debts as they mature.
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

Any future pledge of collateral might be voidable in bankruptcy.
Any future pledge of collateral in favor of the collateral agent, including pursuant to mortgages and other security documents delivered after the date of the indenture governing the senior secured notes, might be voidable by the pledgor (as debtor-in-possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, among others, if the pledgor is insolvent at the time of the pledge, the pledge permits the holders of the notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge or, in certain circumstances, a longer period.

Risks Related to our Ownership
We are owned, indirectly, by the members of MDDHC, and their equity interests may conflict with our interests or the interests of our debt holders.
The members of MDDHC indirectly own 100% of MDDC's outstanding membership interests and will control all matters submitted for approval by MDDC's member. These matters could include the election of the members of MDFC's board of directors, amendments to our organizational documents, or the approval of any proxy contests, mergers, tender offers, sales of assets or other major corporate transactions. The interests of the members of MDDC may compete or otherwise conflict with our interests. For example, Boyd, as a diversified operator of 21 wholly-owned gaming entertainment properties, may from time to time develop or acquire and hold additional gaming businesses that compete directly or indirectly with us. Boyd may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

On July 6, 2010, MDDC received a notice from MAC that the trustee of the Divestiture Trust had entered into an agreement with a third party to sell the land contributed by MAC to the Divestiture Trust in connection with MAC's settlement agreement with the NJDGE, except the land underlying the surface parking lot ground lease. On November 4, 2010, MGM announced that it closed the sale of the land leased to MDDC pursuant to four ground leases, all of which remain in effect following the closing. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid per square foot under the Parking Structure Ground Lease) and property taxes pursuant to the Ground Lease for the undeveloped parcel, our obligations under the ground leases are not modified by the sale.
MGM announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, which was approved by the NJCCC at a hearing on August 8, 2011. The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014.
MGM filed a petition with the NJCCC on February 8, 2013 which was joined by Boyd Gaming Corporation and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the Interest in MDDC has been tolled to allow the NJCCC to complete a review of MGM's application.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
Information relating to the location and general characteristics of our property appears in Part 1, Item 1, Business - Our Property, and is incorporated herein by reference.
As of December 31, 2012, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MAC, as lessor, for a total of approximately 19.6 acres of land on which our existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is six months after notice is given. On November 4, 2010, MGM sold the land on which our employee parking garage, public space expansion and rooms expansion exist, as well as, the undeveloped parcel. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid per square foot under the Parking Structure Ground Lease and property taxes pursuant to the Ground Lease for the undeveloped parcel, our obligations under the ground leases were not modified by the sale. The leases consist of:

•	The Parking Structure Ground Lease for approximately 2.0 acres of land underlying the parking garage;

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 3.5 acres of land underlying the Public Space Expansion (the "Public Space Expansion Ground Lease");

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 1.6 acres of land underlying the Rooms Expansion and 2.7 acres of land underlying a parking structure each (the "Rooms Expansion Ground Lease");

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement dated September 21, 2009, and the Modification of Surface Lot Ground Lease, dated March 23, 2010, for approximately 8.4 acres of land consisting of the surface parking lot (collectively, the "Surface Parking Lot Ground Lease"); and

•	The Ground Lease Agreement, for approximately 1.4 acres of undeveloped land.
Pursuant to the Ground Lease for the undeveloped parcel, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases (the “Sale Agreement”), MDDC became responsible for all real property taxes assessed against the land underlying the Ground Lease and (ii) payment of monthly rent under the was deferred until July 2, 2010, the date 18 months following the execution of the sale agreement. Effective as of the date of execution of the sale agreement, the monthly rent due under the Ground Lease was in an amount consistent with the rent due under the Parking Structure Ground Lease on a per square foot basis.
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
MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord. Total rent incurred under the ground leases was $5.8 million, $5.1 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, except as described above with respect to the Ground Lease for the undeveloped parcel, MDDC is responsible for all property taxes assessed on the leased properties. Total property taxes incurred for ground lease agreements were $15.6 million, $14.0 million and $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
If during the term of the Rooms Expansion Ground Lease, the Public Space Expansion Ground Lease or the Ground Lease for the undeveloped parcel, the third party landlord ("Landlord") or any person associated with the Landlord is found by the NJCCC to be unsuitable to be associated with a casino enterprise and such person is not removed from such association in a manner acceptable to the NJCCC, then MDDC may, upon written notice to the Landlord, elect to purchase the leased land for the appraised value as determined under the terms of such ground leases, unless the Landlord elects, upon receipt of such notice, to sell the land to a third party, subject to the ground leases. If the Landlord elects to sell the land to a third party but is unable to do so within one year, then the Landlord must sell the land to MDDC for the appraised value.
In addition, MDDC has an option to purchase the land leased under the Parking Structure Ground Lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of the Parking Structure Ground Lease. In the event that the land underlying the Surface Parking Lot Ground Lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the Ground Lease for the undeveloped parcel.
Pursuant to the Operating Agreement, MAC is responsible for its allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MAC for these types of expenditures incurred by us were $0.4 million and less than $0.1 million at December 31, 2012 and 2011, respectively. Reimbursable expenditures incurred were $0.6 million for each of the years ended December 31, 2012, 2011 and 2010.

ITEM 3.	Legal Proceedings.
We are subject to various claims and litigation in the normal course of business. Management believes all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neither the common equity of MDFC nor the common equity of MDDC is publicly traded.

As of December 31, 2012, MDFC was wholly owned by MDDC, and MDDC was wholly owned by MDDHC. BAC and MAC each originally held 50% of the ownership interests in MDDHC; however, as further discussed above, MAC transferred its interest into the Divestiture Trust on March 24, 2010.

We may make distributions to our members, which are in turn, distributed to its members, BAC and the Divestiture Trust. There were no distributions to our members during the years ended December 31, 2012 and 2011. Distributions to our members were $281.5 million during the year ended December 31, 2010, and included a one-time aggregate distribution of approximately $240 million to Boyd, on behalf of BAC, and the Divestiture Trust upon our debt refinancing.

ITEM 6.	Selected Financial Data

We have derived the selected consolidated financial data presented below as of December 31, 2012 and 2011 and for the three years in the period ended December 31, 2012 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2009 and 2008 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Statement of Operations Data:
Revenues
Gaming	$609,128	$648,442	$643,904	$691,428	$734,306
Food and beverage	140,391	148,083	147,751	143,410	147,334
Room	114,505	116,537	115,199	113,143	110,616
Other	39,515	41,458	42,931	42,620	52,207
Gross revenues	903,539	954,520	949,785	990,601	1,044,463
Promotional allowances	217,317	224,246	211,356	213,193	213,974
Net revenues	$686,222	$730,274	$738,429	$777,408	$830,489

Operating income	$56,458	$94,915	$99,693	$146,847	$115,308

Interest expense, net	$82,902	$84,772	$50,199	$27,668	$29,049

(Provision for) benefit from state income taxes	$1,253	$(1,738)	$(5,273)	$(10,938)	$(2,970)

Net income (loss)	$(25,191)	$8,405	$44,221	$108,241	$83,289

Balance Sheet Data:
Cash and cash equivalents	$34,125	$46,224	$42,099	$46,894	$43,690
Total assets	1,378,569	1,422,495	1,446,521	1,501,951	1,577,663
Long-term debt, net of current maturities	793,324	809,808	835,370	679,619	740,536
Total members equity	444,745	469,936	461,531	698,781	710,811

The following summarizes the significant transactions recorded in each of the years referenced above:

Year ended December 31, 2012

•
Reduction in net revenues of approximately $44.1 million compared to the prior year primarily due to increased competition and severe weather. Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm;

•
Gain of $7.7 million consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007 and $3.8 million from business interruption proceeds due to Hurricane Irene;

•
Decrease in interest expense of $1.9 million compared to the same period in the prior year due to the impact of entering into the Second Amendment to Credit Agreement on December 27, 2012. As amended, it reduces the aggregate commitments under the amended credit facility to a maximum amount of $60 million from $75 million. The $60 million amended credit facility matures in August 2014;

•
Overall, a $25.2 million net loss resulted primarily due to the flow through effects of the decrease in net revenues that resulted in a $38.5 million decrease in operating income compared to the same period in the prior year.

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

•	Impairment charge related to our investment in ACES of $1.1 million, representing the amount by which the carrying value of the investment exceeded its potential liquidation value;

•	Overall decline in net income due primarily to the flow through effects of the decrease in net revenues and increase in interest expense.

Year ended December 31, 2010

•	Reduction in revenues of approximately $40.8 million primarily due to a decline in table games hold percentage and table games volumes;

•	Adverse weather conditions, which had a damaging effect on operations during the first half of 2010;

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

The following is a listing of significant events affecting our business during the five-year period ended December 31, 2012:

•
During the year ended December 31, 2012, our operations were significantly impacted as Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, however, the surrounding area experienced severe flooding and significant property damage;

•
On November 11, 2011, we entered into the First Amendment to Credit Agreement. The First Amendment to Credit Agreement: (i) reduced the aggregate commitments under our amended credit facility to a maximum amount of $75.0 million; (ii) decreased the minimum Consolidated EBITDA (as defined therein) to $125.0 million for a trailing twelve-month period ending on the last day of a calendar quarter; (iii) eliminated the covenant requiring us to have a minimum amount of cash, cash equivalents, and unused commitments; and (iv) added a covenant prohibiting us from borrowing under the amended credit facility to purchase our senior secured notes at any time when the total amount outstanding under the amended credit facility is $65.0 million or more;

•
On December 27, 2012, we entered into the Second Amendment to Credit Agreement that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110.0 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60.0 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the amended credit facility does not exceed $50.0 million, and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125.0 million for the most recently ended period of four consecutive fiscal quarters prior thereto (without giving effect to the adjustment described in clause (iii) above);

•	In October 2012, the primary assets held by ACES, a unconsolidated joint venture, were liquidated, and we received $2.8 million representing our share of the proceeds;

•
During the year ended December 31, 2012, we recognized a gain of $7.7 million consisting of $3.9 million for the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007 and $3.8 million from business interruption proceeds due to Hurricane Irene;

•	During the year ended December 31, 2012, we completed the room refurbishment at the Borgata hotel and incurred $40.9 million in total capital expenditures related to the project;

•
During the year ended December 31, 2011, we continued the $50 million project to renovate and refurbish all rooms at the Borgata hotel, which included new paint and wall treatments, flat panel televisions, replacement of furniture and fixtures, resurfacing of floors, tiles and surrounds and other improvements. We also incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date;

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

•
On August 6, 2010, MDFC issued $400 million of 9.50% senior secured notes due 2015 and $400 million of 9.875% senior secured notes due 2018 in a private placement to institutional buyers and entered into a $150 million payment priority secured revolving credit facility. We received gross proceeds of $800 million upon issuance of the senior secured notes, which along with the $75 million drawn from the amended credit facility upon closing of the transaction, were used, in part, to pay off in full and terminate our former credit facility and to make a one-time distribution of approximately $240 million to BAC and MAC (together, the "Joint Venture Partners");

•
As discussed above, on March 24, 2010, MAC transferred the MGM Interest and certain land leased to MDDC into the Divestiture Trust, for sale to a third party in connection with MGM’s settlement agreement with the NJDGE. On November 4, 2010, MGM sold the leased land. Other than MDDC's obligation to pay rent and property taxes pursuant to certain leases described in “Item 2-Properties,” our obligations under the ground leases were not modified by the sale. BAC has a right of first refusal on any sale of the MGM Interest. As managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations. Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its participating rights in our operations, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements; MGM filed a petition with the NJCCC on February 8, 2013 which was joined by Boyd Gaming Corporation and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the Interest in MDDC has been tolled to allow the NJCCC to complete a review of MGM's application.

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

•
The Water Club, Atlantic City’s first boutique-lifestyle hotel, opened in June 2008. The Water Club combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 797 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools—indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss and Just Cavalli, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open everyday of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May;

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
Overview
Overview
We developed, own and operate Borgata, located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants, six casual dining restaurants, eight quick dining options, 15 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

Borgata was developed as a joint venture between BAC, a wholly owned subsidiary, and MAC, a second tier, wholly owned subsidiary of MGM. The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), under which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Louisiana, Mississippi, Iowa, Kansas and Indiana.

On March 24, 2010, MAC transferred its MGM Interest in MDDHC, and certain land leased to MDDC, into the Divestiture Trust for sale to a third-party in connection with MGM's settlement agreement with the NJDGE. MGM has subsequently announced that it has entered into an agreement with the NJDGE, as approved by the NJCCC. The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been extended to allow time to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its participating rights under the Operating Agreement, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements. Accordingly, our financial position and results of operations as reported herein will differ from the results as consolidated with and separately reported by Boyd, as certain fair value and other acquisition method accounting adjustments have not been pushed down to our stand-alone consolidated financial statements.

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, we incurred total capital expenditures of $40.9 million for the room and suite renovation at the Borgata that commenced in 2011 and was completed during June 2012. We incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date and completed a $4 million renovation to our slot floor in 2010. Additionally, we opened our second hotel, The Water Club, in June 2008. The Water Club is a 797-room hotel, featuring five swimming pools, a spa, and additional meeting room space. As part of our ongoing efforts to position Borgata as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2013 are expected to be approximately $25.0 million and are primarily comprised of suite renovations, technology enhancements, infrastructure costs for our anticipated launch of online gaming and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

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

Borgata sponsors its own program to expand our brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to retain existing customers, maintain trip frequency and acquire new customers. Borgata offers its guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access to account balances and other program information. In addition, Borgata strives to differentiate its casino with high-quality guest service to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. Borgata maintains a database of customers enrolled in “My Borgata Rewards,” which are used to support its marketing efforts.

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 23.8% of the table game drop and 20.5% of the slot handle market share, for the year ended December 31, 2012, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

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

◦
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

RESULTS OF OPERATIONS
Summary of Operating Results

Years ended December 31, 2012, 2011 and 2010
We believe that our key operating results for the year ended December 31, 2012 showed stabilizing trends throughout the year, that were offset by increased competition and extreme weather events as the Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. Although the property suffered minor damage from the storm, the surrounding area experienced severe flooding and significant property damage which negatively impacted operations. Additionally, over the course of the past several years, the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities. As the job market recovers and expands, we believe that consumer confidence will strengthen further. However, we believe the results during the year ended December 31, 2012 indicate that we continue to be adversely affected by a highly competitive local and regional gaming environment, the impact of which is reflected in our operating results.

The following provides a summary of certain key operating results:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenues	$686,222	$730,274	$738,429
Operating income	56,458	94,915	99,693
Net income (loss)	(25,191)	8,405	44,221

Years ended December 31, 2012 and 2011
Net revenues
Overall, net revenues during the year ended December 31, 2012 decreased by $44.1 million, or 6.0%, as compared to 2011. The decrease in net revenues was driven primarily by an increase in competition in the Atlantic City, New York, Eastern Pennsylvania, Delaware and Maryland gaming markets, as well as the adverse weather conditions that had a damaging effect on operations during October and November that were described above. In addition, we believe that political uncertainty continued to reduce discretionary consumer spending and weigh on consumer confidence. The combination of the aforementioned events resulted in a $39.3 million, or 6.1%, decrease in gaming revenues during the year ended December 31, 2012 compared to the same period in the prior year.

Operating income
Operating income declined $38.5 million, or 40.5% during the year ended December 31, 2012 as compared to 2011, primarily due to the decline in net revenues. During the year ended December 31, 2012, gaming revenue, food and beverage revenue, room revenue and other revenue decreased 6.1%, 5.2%, 1.7% and 4.7% respectively, compared to the same period in the prior year. These decreases were only partially offset by gains from insurance settlements totaling $7.7 million, consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007 and $3.8 million from business interruption proceeds related to Hurricane Irene.

Net income (loss)
Net income declined $33.6 million during the year ended December 31, 2012 as compared to 2011, due to the effect of the factors identified above. The decrease in net income was primarily due to the flow through effects from above, including a $44.1 million, or 6.0% decrease in net revenues, primarily related to a $39.3 million decrease in gaming revenues.

Years ended December 31, 2011 and 2010
Net revenues
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

Operating income
Operating income declined $4.8 million during the year ended December 31, 2011 as compared to 2010, due primarily to the decline in net revenues.

Net income
Net income declined $35.8 million during the year ended December 31, 2011 as compared to 2010 due to the effect of the factors identified above, coupled with increased interest expense associated with higher balances and interest rates on our outstanding debt as a result of the refinancing in the prior year period.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 67%, 68% and 68% of gross revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% of gross revenues for each of the years ended December 31, 2012, 2011 and 2010. Room gross revenues produced approximately 13%, 12%, and 12% of gross revenues for the years ended December 31, 2012, 2011 and 2010. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of the years ended December 31, 2012, 2011 and 2010. The following provides a summary of our gross revenues and related costs for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
REVENUES
Gaming	$609,128	$648,442	$643,904
Food and beverage	140,391	148,083	147,751
Room	114,505	116,537	115,199
Other	39,515	41,458	42,931
	$903,539	$954,520	$949,785
COSTS AND EXPENSES
Gaming	$254,935	$263,871	$263,823
Food and beverage	71,584	71,358	69,489
Room	13,492	14,535	13,992
Other	31,712	33,277	34,334
	$371,723	$383,041	$381,638
MARGINS
Gaming	58.1%	59.3%	59.0%
Food and beverage	49.0%	51.8%	53.0%
Room	88.2%	87.5%	87.9%
Other	19.7%	19.7%	20.0%

Years ended December 31, 2012 and 2011
Overall, gross revenues during the year ended December 31, 2012 decreased by $51.0 million, or 5.3%, as compared to 2011. Costs and expenses related to gaming, food and beverage, room and other decreased by $11.3 million, or 3.0%, during the year ended December 31, 2012, as compared to 2011.

Gaming
Gaming revenues are significantly comprised of the net win from our table games and slot machine operations. Overall, the $39.3 million, or 6.1%, decrease in gaming revenues during the year ended December 31, 2012 compared to 2011 is due to a decline in table games win of 13.2% and slot win of 3.4%. The decrease in table games win is due to a 9.7% decrease in our table games drop and a 50 basis point decrease in our table games hold percentage. The decline in slot win is due to a 3.8% decrease in slot handle while slot hold remained unchanged. Gaming and food and beverage margins were less negatively impacted by the corresponding declines in table games and slot machine volumes, due to our cost containment efforts. Despite increased local and regional competition, promotional allowances as a percentage of gross revenues increased only slightly from 23.5% to 24.1% during the year ended December 31, 2012, reflecting our continued focus on targeted marketing spend as part of our cost containment measures. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from political uncertainties, reduced discretionary spending and consumer confidence, as well as the impact from the forced closure of Borgata from October 28, 2012 to November 2, 2012 due to a post-tropical storm.

Food and Beverage
Food and beverage revenues decreased by approximately 5.2% during the year ended December 31, 2012 from 2011, primarily due to a 4.3% decrease in the number of food covers while the average guest check was practically unchanged. The decrease in food covers as of December 31, 2012 was also due to a less than 1% decrease in the hotel occupancy rate that resulted in 5,209 less rooms occupied than the same period in the prior year, as well as the impact of the post-tropical storm.

Room
During the year ended December 31, 2012, we had 848,709 occupied rooms, with an average occupancy rate of 85.0% at an average daily rate of $132.80, compared to 853,918 occupied rooms, with an average occupancy rate of 85.7% at an average daily rate of $134.13 during 2011, the net effect of which resulted in a $2.0 million or 1.7% decrease in room revenue.

Other
Other revenues decreased by $1.9 million, or 4.7% during the year ended December 31, 2012 as compared to the prior year, primarily due to decreased hotel occupancy and occupied rooms, and fewer guests taking advantage of the differing amenities offered at our property, including entertainment, retail sales, theater tickets, spa, salon and other venues. Overall margins for other revenues for the year ending December 31, 2012 remained relatively unchanged based on the respective composition of sales.

Years ended December 31, 2011 and 2010
Overall, gross revenues during the year ended December 31, 2011 increased by $4.7 million, or 0.5%, as compared to 2010. Costs and expenses related to gaming, food and beverage, room and other increased by $1.4 million, or 0.4%, during the year ended December 31, 2011, as compared to 2010.

Gaming
Gaming revenues are significantly comprised of the net win from our table games and slot machine operations. Overall, the $4.5 million, or 0.7%, increase in gaming revenues during the year ended December 31, 2011 compared to 2010 is due to an increase in slot win of 1.9%, offset by a slight decline in table games win of 0.6%. Additionally, table games drop remained relatively flat, while table games hold percentage decreased 10 basis points, and slot handle increased by 3.0%.

Food and Beverage
Food and beverage revenues remained relatively unchanged during the year ended December 31, 2011 from 2010, despite a 0.7% decrease in the average guest check.

Room
During the year ended December 31, 2011, we had 853,918 occupied rooms, with an average occupancy rate of 85.7% at an average daily rate of $134.13, compared to 860,416 occupied rooms, with an average occupancy rate of 85.7% at an average daily rate of $131.22 during 2010, the net effect of which resulted in a $1.3 million or a 1.2% increase in room revenue.

Other
Other revenues decreased by $1.5 million, or 3.4% during the year ended December 31, 2011 as compared to the prior year, primarily due to 6,498 fewer rooms occupied and fewer guests taking advantage of the differing amenities offered at our property, including entertainment, retail sales, theater tickets, spa, salon and other venues. Overall margins for other revenues for the year ending December 31, 2011 decreased slightly from 20.0% to 19.7% based on the respective composition of sales.

Other Costs and Expenses
The following costs and expenses are further discussed below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Selling, general and administrative	$139,101	$126,941	$123,963
Maintenance and utilities	59,633	61,834	63,435
Depreciation and amortization	63,956	61,745	69,640
Preopening expenses	240	229	—
Other operating charges, net	(4,889)	1,569	60

Years ended December 31, 2012, 2011 and 2010
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 15.4%, 13.3% and 13.1% during the years ended December 31, 2012, 2011 and 2010, respectively. We continue to focus on our our ongoing cost containment efforts. The $12.2 million increase in selling, general and administrative expenses during the year ended December 31, 2012, was primarily due to a $5.3 million increase in property tax expense. The property tax base significantly decreased in 2012 due to settlements of property tax appeals from other Atlantic City casinos, which resulted in an increase in the tax rate. There was also a $2.9 million increase in guest claim expenses, and a $2.2 million increase in insurance expense compared to the same period in the prior year.

Maintenance and Utilities
Maintenance and utilities, as a percentage of gross revenues, were fairly consistent at 6.6%, 6.5% and 6.7% during the years ended December 31, 2012, 2011 and 2010, respectively.

Depreciation and Amortization
Depreciation and amortization expense increased by approximately 3.6% during the year ended December 31, 2012 as compared to 2011 due to the completion of the rooms renovation that was completed by June 2012. Depreciation and amortization decreased by approximately 11.5% during the year ended December 31, 2011 as compared to 2010 due to the full depreciation of certain assets since the prior period, and the fact that no significant capital expenditures were placed into service since the prior period.

Preopening Expenses
We expense certain costs of start-up activities as incurred. We incurred $0.2 million of preopening expense associated with the rooms renovation at Borgata for each of the years ended December 31, 2012 and 2011.

Other Operating Charges, Net
Other operating charges, net generally include losses on the impairment or disposal of certain assets. During the year ended December 31, 2012, we recorded gains of $3.9 million related to an insurance settlement for a fire that occurred at the Water Club in 2007 and $3.8 million for business interruption insurance proceeds related to Hurricane Irene. The gains from insurance proceeds were offset by a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned.

During the year ended December 31, 2011, other operating charges, net generally included losses on the impairment or disposal of certain assets. We recognized an impairment of our equity method investment in ACES of $1.1 million and losses on asset disposals of $0.9 million, offset by $0.4 million of insurance recoveries.

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Interest expense, net of amounts capitalized	$82,902	$84,772	$50,199
Average outstanding long-term debt	815,308	822,589	757,495
Average interest rate	10.2%	9.6%	6.0%

Years Ended December 31, 2012 and 2011
The decrease of $1.9 million in interest expense during the year ended December 31, 2012, as compared to the prior year, is primarily due to an overall decrease in average outstanding debt balances, resulting from payments made on the credit facility, and entering into the Second Amendment to Credit Agreement on December 27, 2012, which among other things, reduced the aggregate commitments from a maximum amount of $75 million to $60 million. These changes were partially offset by an increase in the average interest rate. At December 31, 2012, the blended interest rates on the amended credit facility and senior secured notes were 4.8% and 9.7%, respectively.

Years Ended December 31, 2011 and 2010
Interest expense is incurred on borrowings under our amended credit facility and senior secured notes. The increase of $34.6 million, or 69% in interest expense during the year ended December 31, 2011, as compared to the prior year, is primarily due to higher average interest rates and an increase in average outstanding debt balances due to the 2010 refinancing impact, the full effect of which was realized in 2011. In addition, as a result of the reduction in borrowing capacity under our amended credit facility, we accelerated $1.0 million of interest expenses, representing the pro-rated amortization of related debt financing costs. At December 31, 2011, the blended interest rates on the amended credit facility and senior secured notes were 4.4% and 9.7%, respectively.

Income Taxes
The following table presents our benefit from (provision for) state income taxes as a percentage of pre-tax income.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Benefit from (provision for) state income taxes	$1,253	$(1,738)	$(5,273)
Income (loss) before benefit from (provision for) state income taxes	(26,444)	10,143	49,494
Effective state income tax rate	4.7%	17.2%	10.7%

Years Ended December 31, 2012 and 2011
The decrease in state income taxes during the year ended December 31, 2012, as compared to the prior year, is primarily due to the shift from profit to loss in pretax income. The effective tax rate for 2012, as compared to 2011, decreased due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits that reduced the statutory tax benefit on our pretax loss. Such adjustments are unaffected by the level of our income from continuing operations.

Years Ended December 31, 2011 and 2010
The decrease in state income taxes during the year ended December 31, 2011, as compared to the prior year, is primarily due to a reduction in pretax income. The effective tax rate for 2011, as compared to 2010, increased due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits that are unaffected by the level of our income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The following discussion highlights the material changes in our financial position as of December 31, 2012 and 2011.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of December 31, 2012 and 2011, we had balances of cash and cash equivalents of $34.1 million and $46.2 million, respectively. In addition, we had a working capital deficit of $16.9 million as of December 31, 2012 and $8.6 million as of December 31, 2011. The increase of our working capital deficit during the current period is primarily due to a decrease in our year-end cash balance.

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

The indenture governing both the 9.5% senior secured notes and the 9.875% senior secured notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under our amended credit facility. At December 31, 2012, the outstanding balance under the amended credit facility was $20.0 million leaving contractual availability of $40.0 million.

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

Indebtedness
Bank Credit Facility
Significant Terms
On August 6, 2010, MDFC announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. MDDC is the guarantor of both the amended credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

On November 11, 2011, we entered into the First Amendment to Credit Agreement that modifies certain terms of the credit facility among Borgata, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

On December 27, 2012, we entered into the Second Amendment to Credit Agreement that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the amended credit facility does not exceed $50.0 million and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125 million for the most recently ended period of four consecutive fiscal quarters prior thereto (without giving effect to the adjustment described in clause (iii) above).

As amended, the amended credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the amended credit facility have priority in payment to our senior secured notes.

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

At December 31, 2012, the outstanding balance under the amended credit facility was $20.0 million, which bore an interest rate of 4.94%. Contractual availability under the amended credit facility at December 31, 2012 was $40.0 million.
Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum Consolidated EBITDA (as defined in the amended credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on our ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum Consolidated EBITDA at December 31, 2012.

Debt Financing Costs
In conjunction with the amended credit facility, during the years ended December 31, 2012, 2011 and 2010, we incurred approximately $0.4 million, $1.2 million and $3.0 million, respectively, in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the amended credit facility. During the year ended December 31, 2012, we also accelerated the amortization of approximately $0.1 million of the outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our amended credit facility. During the year ended December 31, 2011, we also accelerated the amortization of approximately $1.0 million of the net outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under the amended credit facility. During the year ended December 31, 2010, we accelerated the amortization of approximately $2.0 million of the remaining deferred loans fees associated with our former credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, commencing April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we were in compliance with these covenants at December 31, 2012.

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
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, commencing February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we were in compliance with these covenants at December 31, 2012.

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
Original Issue Discount
The original issue discounts have been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2012, the effective interest rate on the 9.5% notes due 2015 and the 9.875% notes due 2018 were 10.3% each.

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

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2012, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million senior secured credit facility. At December 31, 2012, the outstanding balance under the amended credit facility was $20.0 million leaving contractual availability of $40.0 million.

Cash Flows Summary
Years Ended December 31, 2012 2011 and 2010

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$36,542	$66,446	$146,197
Cash flows from investing activities:
Capital expenditures	(34,742)	(32,626)	(15,663)
Insurance proceeds for replacement assets	3,944	356	—
Other investing activities, net	2,800	—	(1,060)
Net cash used in investing activities	(27,998)	(32,270)	(16,723)
Cash flows from financing activities:
Borrowings under amended credit facility	632,700	741,300	686,643
Payments under amended credit facility	(652,900)	(762,000)	(1,305,362)
Payments to repurchase senior secured notes	—	(8,198)	—
Net proceeds from issuance of senior secured notes	—	—	773,176
Debt financing costs, net	(443)	(1,153)	(7,255)
Distributions to members	—	—	(281,471)
Net cash used in financing activities	(20,643)	(30,051)	(134,269)
Increase (decrease) in cash and cash equivalents	$(12,099)	$4,125	$(4,795)

We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our members, although limited by the restrictive covenants related to our amended credit facility.

Cash Flows from Operating Activities
During the year ended December 31, 2012, we generated operating cash flow of $36.5 million, compared to $66.4 million in 2011 and $146.2 million in 2010. Operating cash flow decreased due to our net loss during the year ended December 31, 2012 as compared to 2011. Operating cash flow decreased during the year ended December 31, 2011 compared to 2010, primarily attributable to the flow-through effect of reduced net revenues. Net revenues declined $44.1 million, and $8.2 million for the years ending December 31, 2012 and 2011, compared to the respective period in the prior years. During the year ended December 31, 2012, interest expense declined $1.9 million compared to the same period in the prior year due to a decrease in average debt outstanding, primarily related to entering into a Second Amendment to the Credit Agreement on December 27, 2012, that reduced the aggregate commitments from a maximum amount of $75 million to $60 million. During the year ended December 31, 2011, interest expense increased $34.6 million compared to the same period in the prior year, due to higher average interest rates and an increase in average outstanding debt balances due to our issuance of the senior secured notes discussed above.

Cash Flows Used in Investing Activities
Acquisition of property and equipment during the year ended December 31, 2012, 2011 and 2010 was $34.7 million, $32.6 million, and $15.7 million, respectively. Cash provided by investing activities during the years ended December 31, 2012 and 2011 include $3.9 million and $0.4 million, respectively, in cash proceeds related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007. Additionally, during the year ended December 31, 2012, we had $2.8 million in cash provided by other investing representing our share of the proceeds related to the liquidation of the primary assets held in our investment of ACES as compared to the same period in the prior year. Cash paid for capital expenditures during the year ended December 31, 2012 included amounts associated with our hotel renovation. Cash paid for capital expenditures during the year ended December 31, 2011 included amounts spent for food and beverage facilities, slot products and the commencement of our hotel renovation. Cash paid for capital expenditures during the year ended December 31, 2010 included renovations to the casino floor, slot products and the renovation and refurbishment of all of the Fiore suites at the Borgata hotel.

Cash Flows Used in Financing Activities
Depending on our cash flow needs, we borrow and repay amounts under our amended credit facility to manage our overall cash position. On December 27, 2012, we incurred $0.4 million in incremental debt financing costs related to our Second Amendment to Credit Agreement. On November 11, 2011, we incurred $1.2 million in incremental debt financing costs related to our First Amendment to Credit Agreement. On August 6, 2010, we incurred $7.3 million in incremental debt financing costs related to the closure of a $950 million debt financing, which included an original credit facility for $75 million of availability, and the issuance of $800 million of aggregate principal amount of notes and the former credit facility, which provided up to $730 million in aggregate availability and was scheduled to mature in January 2011 was terminated. The outstanding balance, including all principal and accrued interest amounts of $604.4 million were repaid in full. We received net proceeds of $773.2 million in connection with the issuance of the senior secured notes.

We are prohibited from making certain distributions to our members, pursuant to the terms of our credit facility; and accordingly, we did not make any distributions during the years ended December 31, 2012 and 2011. Distributions to our members were $281.5 million during the year ended December 31, 2010, including a one-time aggregate distribution of approximately $240 million to Boyd, on behalf of BAC, and the Divestiture Trust upon our debt refinancing, as discussed above.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, with such disruptions expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our credit facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.
Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
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
Our CRDA obligations for the years ended December 31, 2012, 2011 and 2010 were $7.7 million, $8.1 million and $8.1 million, respectively, of which valuation provisions of $4.4 million, $3.5 million and $4.6 million, respectively, were recorded due to the respective underlying agreements.

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
Under the terms of the Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. For each year of the Agreement, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due. As a result, we expensed our pro rata share of the $90 million, approximately $15.0 million, based on our actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $5.1 million during each of the years ended December 31, 2011 and 2010, related to our share of the contributions.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred. During the years ended December 31, 2012 and 2011, we incurred expenses of $6.1 million and $0.9 million, respectively, for our pro rata share of the contributions to the ACA.

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

Our estimated total capital expenditures for 2013 are expected to be approximately $25.0 million and are primarily comprised of suite renovations, technology enhancements, infrastructure costs of our anticipated launch of online gaming and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2012:

	Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Contractual obligations:
Senior secured notes, at face	$791,500	$—	$—	$398,000	$—	$—	$393,500
Amended credit facility	20,000	—	20,000	—	—	—	—
Interest obligations	323,935	76,687	76,668	68,686	38,858	38,858	24,178
Operating leases	357,265	7,195	6,863	6,480	6,414	6,382	323,931
Other commitments (a)	243,779	22,951	20,690	20,744	19,338	13,338	146,718
Total contractual obligations	$1,736,479	$106,833	$124,221	$493,910	$64,610	$58,578	$888,327

(a) Other commitments primarily include fixed utility commitments for energy, contributions related to the Atlantic City Alliance and entertainment retainers.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the following:

ACES
We previously entered into an agreement with two other Atlantic City casinos to form ACES. With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City. Each member guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. ACES suspended services in September, 2011, and accordingly, the joint venture agreement terminated in January 2012, which forced a liquidation of the joint venture's assets. During the year ended December 31, 2011, we recorded a non-cash impairment charge related to our investment in ACES of $1.1 million, representing the amount by which the carrying value of the investment exceeded its contractual value. During the year ended December 31, 2012, the primary assets held by ACES, were liquidated, and we received $2.8 million representing our share of the proceeds. The dissolution efforts of the joint venture continue with the further liquidation of the remaining miscellaneous assets. Our net investment in ACES is currently less than $0.1 million at December 31, 2012.

Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of its rooms expansion. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class

Indemnification Obligations
We have entered into certain agreements that contain indemnification provisions. In addition, our Amended and Restated Certificate of Incorporation and Restated Bylaws (in the case of MDFC) and our Operating Agreement (in the case of MDDC) contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

Letter of Credit
We had no outstanding letters of credit as of December 31, 2012.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

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

At each December 31, 2012 and 2011, approximately 99% of our casino accounts receivable were owed by customers from the United States, with a further concentration from customers in the Northeast.

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

The following table presents key statistics related to our casino accounts receivable:

	December 31,
	2012	2011
	(In thousands)
Casino accounts receivable	$48,895	$52,338
Allowance for casino doubtful accounts receivable	22,302	23,519
Allowance as a percentage of casino accounts receivable	45.6%	44.9%
Percentage of casino accounts receivable aged over 365 days	39.8%	38.2%

At December 31, 2012, a 100 basis-point increase in the percentage of casino accounts receivable aged over 365 days would change the provision for doubtful accounts by approximately $0.5 million, based solely on applying our standard reserving methodology to these receivables.

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

Our long-lived assets were carried at $1.29 billion at December 31, 2012, or 93.9% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

During the year ended December 31, 2012,we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned. We were initially planning and had begun to develop an alternate parking structure. However, we reconsidered our commitment to complete the project and determined that the project would be abandoned without incurring any further costs to complete or dispose of the undeveloped asset.

Determination of Self-Insured Reserves
We are currently self-insured up to $75 million, $1 million, $0.25 million, and $0.2 million with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Self-insurance reserves include accruals of estimated settlements for known claims (“Case Reserves”) as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case Reserves represent estimated liability for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

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

Accounting Standards Update 2012-02 Intangibles - Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment ("Update 2012-02")
In July 2012, the Financial Accounting Standards Board ("FASB") issued Update 2012-02 which is an amendment to Topic 350-30 of the Accounting Standards Codification ("ASC").

The objective of Update 2012-02 is to amend ASC 350-30 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to its carrying value. If the fair value is less than the carrying value, the entity must record an impairment.

We adopted Update 2012-02 during the year ended December 31, 2012. Update 2012-02 did not have a material impact on our consolidated financial statements.

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
The scheduled maturities of our long-term debt outstanding as of December 31, 2012 during future years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(In thousands, except percentages)
Long-term debt:
Fixed-rate	$—	$—	$398,000	$—	—	$393,500	$791,500	$776,100
Average interest rate	9.7%	9.7%	9.7%	9.9%	9.9%	9.9%	9.8%
Variable-rate	$—	$20,000	$—	$—	—	$—	$20,000	$20,000
Average interest rate	4.9%	4.9%	—%	—%	—%	—%	4.9%

As of December 31, 2012, our long-term variable rate borrowings represented approximately 2.5% of our total long-term debt. Our senior secured notes bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations. We do not utilize market risk sensitive instruments for trading purposes. Based on December 31, 2012 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $0.2 million.
The following table provides other information about our long-term debt at December 31, 2012.

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total long-term debt	$811,500	$793,324	$796,100
The estimated fair value of our amended credit facility at December 31, 2012 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of December 31, 2012.

ITEM 8.	Financial Statements and Supplementary Data
The information required by this Item is contained in Item 15(a) of this Annual Report on Form 10-K under Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2012.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report is located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2012, based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012, the end of our most recent fiscal year. Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Member of
Marina District Development Company, LLC and Subsidiary:

We have audited the internal control over financial reporting of Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, NV
March 28, 2013

ITEM 9B.	Other Information

None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The names, ages and positions of each of the directors and executive officers of MDFC, as of December 31, 2012, are set forth below. Each of MDFC’s directors also serves as a director or executive officer of Boyd. In addition, each of MDFC’s executive officers also serves as an executive officer or director of Boyd. None of MDFC’s directors or executive officers receives any additional compensation for their service to MDFC or MDDC.

Board of Directors

Name	Age	Position
William S. Boyd	81	Director
Marianne Boyd Johnson	54	Director
Keith E. Smith	52	Director and President

William S. Boyd
has served as a director of MDFC since November 2007 and as a director MDDC since May 16, 2002. Mr. Boyd has served as a director of Boyd since its inception in June 1988 and as Chairman of the Board of Directors since August 1988. Mr. Boyd has served as the Executive Chairman of the Board of Directors of Boyd since January 2008, and he previously held the position of Chief Executive Officer of Boyd from August 1988 through December 2007. A co-founder of California Hotel and Casino, Mr. Boyd has been a director of that company since its inception in 1973, and he has held several offices with that company, including having served as its President. Prior to joining California Hotel and Casino, Mr. Boyd practiced law in Las Vegas for 15 years. Between 1970 and 1974, he also was Secretary, Treasurer and a member of the board of directors of the Union Plaza Hotel and Casino. Mr. Boyd has served as Vice Chairman of the board of directors of the American Gaming Association and for the past twelve years, has been on the board of directors and the President Emeritus of the National Center for Responsible Gaming. Mr. Boyd is also a member of the board of directors of Western Alliance Bancorporation. Mr. Boyd is the father of Marianne Boyd Johnson who is a director of MDFC, a manager and officer of MDDC, and a director and officer of Boyd. In concluding that Mr. Boyd should serve as a director of MDFC, Boyd'’s Corporate Governance and Nominating Committee considered his significant career long contributions and leadership with respect to Boyd and the gaming industry, which spans more than 40 years, in addition to his background in the legal profession.

Marianne Boyd Johnson
has served as a director of MDFC since April 2005 and as Vice President of MDFC from April 2005 to May 2010 and as a manager and Vice President of MDDC since April 1, 2005. Ms. Boyd has served as Vice Chairman of Boyd’s Board of Directors since February 2001 and has been a director since September 1990. Ms. Johnson has served as Executive Vice President of Boyd since January 2008. She also serves as chief diversity officer of Boyd. Ms. Johnson previously held the position of Senior Vice President of Boyd from December 2001 through December 2007; and prior to being elected Senior Vice President, she had served as Vice President of Boyd since September 1997. From 1976 until September 1990, she held a variety of operations positions with Boyd. Ms. Johnson also serves on the board of directors of Western Alliance Bancorporation. Ms. Boyd Johnson is the daughter of William S. Boyd who is a director of MDFC, a manager of MDDC, and a director and officer of Boyd. In concluding that Ms. Boyd Johnson should serve as a director of MDFC, Boyd’s Corporate Governance and Nominating Committee considered her significant “ground up” operations and management experience with Boyd, including 20 years as a member of Boyd’s board of directors, which she contributes coupled with her service on other boards and community organizations.

Keith E. Smith
has served as the President and a director of MDFC since May 2008 and as a manager of and Vice President of MDDC since May 12, 2005. Mr. Smith has been President and a director of Boyd since April 2005, and he has served as Chief Executive Officer since January 2008. Mr. Smith served as the Chief Operating Officer of Boyd from October 2001 through December 2007, and prior to being appointed President, Mr. Smith had served as Boyd's Executive Vice President since May 1998. Mr. Smith joined Boyd in September 1990, serving in various controllership positions, the last of which was Senior Vice President and Controller. In 2005, Mr. Smith was appointed to the Board of the Nevada Resort Association and served as Chairman from December 2008 until December 2012. Mr. Smith has been a member of the board of directors of the American Gaming Association since January 2008, including serving as it Chairman in 2010 and 2011. From 2005 to January 2011, he served as Vice Chairman of the Las Vegas Convention and Visitors Authority. In January 2012, Mr. Smith was appointed by the Federal Reserve Bank of San Francisco to serve as Chairman of the board of directors of its Los Angeles Branch, and he has served as a director on that board since January 2009. In concluding that Mr. Smith should serve as a director of MDFC, Boyd’s Corporate Governance and Nominating Committee considered his in-depth and strategic operations, management and financial knowledge of the gaming industry, which he possesses from his over 25 years in the gaming industry, including over 20 years with Boyd.

Executive Officers

The executive officers of MDFC as of December 31, 2012, were as follows:

Name	Age	Title
Keith E. Smith	52	President of MDFC; President, Chief Executive Officer and Director of Boyd
Robert L. Boughner	60	Executive Vice President and Chief Operating Officer of MDFC; Executive Vice President, Chief Business Development Officer and Director of Boyd
Paul J. Chakmak	48	Vice President and Secretary of MDFC; Executive Vice President and Chief Operating Officer of Boyd
Josh Hirsberg	51	Vice President, Chief Financial Officer and Treasurer of MDFC; Senior Vice President, Treasurer and Chief Financial Officer of Boyd

Robert L. Boughner
has served as the Executive Vice President and Chief Operating Officer of MDFC since May 2010. He also served as the President and Chief Operating Officer of MDDC from January 2009 through November 2012, and previously served as its Chief Executive Officer from January 1999 through June 2006. Mr. Boughner has served as a director of Boyd since April 1996 and has more than 25 years of senior management experience with Boyd. In December 2009, Mr. Boughner was named Executive Vice President and Chief Business Development Officer for Boyd. He also served as President and Chief Executive Officer of Boyd’s Echelon Place project, from July 2005 through the sale of the project in March 2013. Mr. Boughner had held the position of Chief Executive Officer of MDDC from January 1999 through June 2006. Prior to his initial service with MDDC, Mr. Boughner had served as Chief Operating Officer and Senior Executive Vice President of Boyd, from April 1990 and May 1998, respectively, through October 2001. He is active in civic and industry affairs and currently serves on the board of directors of Bank of Nevada and Southwest Gas Corporation.

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

Compensation Discussion and Analysis
Overview
Each of MDFC's Named Executive Officers, as identified in the Summary Compensation Table below, also serves as an executive officer, and is a Named Executive Officer, of Boyd. None of the Named Executive Officers receives any additional compensation for their service to MDFC, and neither MDFC nor MDDC separately provides any compensation to any of the Named Executive Officers. For the purpose of this Compensation Discussion and Analysis section of this Annual Report on Form 10-K, the terms “we,” “our,” “us” and the “Company” refer collectively to Boyd, MDFC and MDDC, unless otherwise indicated.
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
Executive Summary
With the ongoing uncertainty related to the economy and the significant impact that the recession has had on Boyd's industry and business, the Compensation Committee (the “Compensation Committee") generally continued with its conservative approach to Boyd's compensation programs in fiscal year 2012. Highlighted below are some of the key actions and decisions with respect to Boyd's executive compensation programs for fiscal year 2012, as approved by the Compensation Committee following input, analysis and recommendations from Boyd's management and Boyd's compensation consultant, Exequity.

•
2011 Compensation Study.    Late in 2011, the Compensation Committee had conducted a detailed review of Boyd’s executive compensation to evaluate, amongst other things, the competitiveness and effectiveness of its executive compensation programs. Exequity was retained by the Compensation Committee to assist with this review. In its evaluation, the Compensation Committee analyzed and considered the 2011 Executive Compensation Review prepared by Exequity (the “2011 Compensation Study”) and various other factors existing at that time, including without limitation, the following: (i) that base salaries had been frozen for three years for Boyd’s senior management team, including the Named Executive Officers; (ii) that the short-term incentive bonus plan had been funded, if at all, on a reduced level; (iii) that the long term, equity compensation component had not provided the intended benefits to the Named Executive Officers for several years; and (iv) the significant and exemplary efforts by Boyd’s management team to successfully guide it through the recession.

•
Base Salary.    Following the findings in the 2011 Compensation Study, the Compensation Committee determined that it was appropriate to increase the base salaries for Mr. Chakmak and Mr. Hirsberg for 2012. Mr. Chakmak's base salary was increased by $75,000 and Mr. Hirsberg's base salary was increased by $50,000. The base salaries of the other Named Executive Officers, including Boyd's Chief Executive Officer, remained unchanged for a fourth straight year.

•
Short-Term Bonus - Reduction in Award.    For 2012, the Compensation Committee approved potential short-term bonus awards based on specific, objective performance-based criteria, with 2012 performance measured by Boyd's performance relative to its operating budget, as approved by its board of directors. Also for 2012, and consistent with the findings of the 2011 Compensation Study, the Compensation Committee approved an increase in short-term target bonus award potential for the Named Executive Officers. Stated as a percentage of base salary for the Named Executive Officers, each of their short-term bonus potential was increased by ten percent (10%), other than for Mr. Hirsberg. Mr. Hirsberg's short-term target bonus award potential, stated as a percentage of his base salary, was increased by twenty percent (20%). In fiscal year 2012, Boyd's corporate performance achieved was approximately 90.3% of its target operating budget. Accordingly, the Compensation Committee approved the payment of short-term bonuses to the Named Executive Officers; however, given the challenged and inconsistent performance of many of Boyd's operating segments, when viewing the aggregated impacts across Boyd as a whole, the Compensation Committee, upon recommendation of Boyd's Chief Executive Officer, exercised its discretion to significantly reduce the short-term bonus payments awarded from approximately 75% to 20% of each of the Named Executive Officers' respective target awards.

•
Equity Compensation.    In 2012, the Compensation Committee approved long-term incentive equity compensation for the Named Executive Officers. The Compensation Committee granted the Named Executive Officers equity awards that allocated roughly one-third of the intended value of the equity compensation to each of stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“Performance Shares”). The number of shares represented by these equity compensation awards to the Named Executive Officers in 2012 was the same number of shares as had been granted the prior year, which had been based on the guidance from the 2011 Compensation Study.

•
Risk Considerations.    As a part of its review in 2012 of Boyd's compensation practices and policies, the Compensation Committee evaluated risks associated with Boyd's compensation programs. As described below under the section Risk Considerations in Boyd's Compensation Programs, the Compensation Committee undertook an annual evaluation of Boyd's compensation risk. The Compensation Committee concluded that Boyd's compensation policies and practices for fiscal year 2012 do not create risks that are reasonably likely to have a material adverse effect on Boyd.

•
2013 Special Bonus - Peninsula.    In February 2013, the Compensation Committee approved the grant of a special bonus to each member of Boyd's Management Committee, including to each of the Named Executive Officers, in recognition of the successful negotiation, execution and completion of the acquisition of Peninsula Gaming, LLC (“Peninsula”) and its five operating casino properties. The Peninsula acquisition closed on November 20, 2012. The Peninsula transaction represents a critical and transformative long-term strategic transaction for Boyd that provides it important growth and deleveraging opportunities. The special bonus was comprised of an RSU award, with each RSU award representing 40% of the 2012 short-term target bonus award of the applicable Management Committee member.

•
2013 Compensation.    During 2012, the Compensation Committee also conducted a detailed analysis of the Named Executive Officers' compensation to evaluate the overall competitiveness and effectiveness of Boyd's executive compensation programs, including an assessment of the impacts and effectiveness of the recent modifications made to those programs during the prior fiscal year. Exequity was retained by the Compensation Committee to assist with this evaluation and review. In its evaluation, the Compensation Committee analyzed and considered the 2012 Executive Compensation Review (the “2012 Compensation Review”) prepared by Exequity. The Compensation Committee approved the continuation of Boyd's annual, short-term bonus incentive program for 2013 utilizing the same objective performance-based measures as in 2012-Boyd's performance relative to its operating budget, as approved by its board of directors. Additionally for 2013, the base salaries for all of the Named Executive Officers, including Boyd's Chief Executive Officer, will be held at their 2012 levels.

Process
The compensation process consists of establishing an overall compensation target for each senior executive and then allocating that compensation among base salary and short-term and long-term incentive compensation. At the senior-most corporate levels, Boyd designed the incentive compensation to primarily reward company-wide performance. In establishing compensation, the Compensation Committee, among other things:

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

In addition, the Compensation Committee annually reviews and approves Boyd's corporate goals and objectives relative to Boyd's Chief Executive Officer's compensation, evaluates his compensation in light of such goals and objectives, and has the sole authority to set the Chief Executive Officer's compensation based on this evaluation. For 2012, the Compensation Committee, independent of management, determined the compensation arrangements for Boyd's Chief Executive Officer, Keith E. Smith. The Compensation Committee approved the compensation arrangements of the other Named Executive Officers after reviewing the recommendations of Boyd's Chief Executive Officer. In addition to its annual review of Boyd's compensation levels, the Compensation Committee may, from time to time, review Boyd's compensation practices and programs and generally has the authority, subject to any existing contractual or other rights of participants, to modify or terminate those practices and programs.

Boyd has historically engaged compensation consultants to assist it in the evaluation of its compensation practices and programs. In 2012, Exequity was engaged to provide a compensation study consistent with prior years and to assist the Compensation Committee in its review and evaluation of Boyd's executive compensation programs generally.

Objectives of Boyd's Compensation Program
Boyd's compensation program is designed to reward an executive officer's current contribution to Boyd, as well as the officer's impact and involvement in Boyd's future performance. The compensation of the Named Executive Officers is set at levels that are intended to be competitive with other leading companies in the gaming and hospitality industries, which generally fall into three categories: (i) core gaming companies; (ii) gaming technology/equipment companies; and (iii) resort hotel operator companies.
Specifically, during 2012, Boyd generally compared the compensation paid to its executive officers with the compensation paid to executive officers at Ameristar Casinos, Inc.; Churchill Downs, Inc.; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Resorts International; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Wynn Resorts, Ltd.; Bally Technologies, Inc.; International Game Technology; Scientific Games Corp.; WMS Industries, Inc.; Choice Hotels International, Inc.; Gaylord Entertainment, Co.; Hyatt Hotels Corp.; Life Time Fitness, Inc.; Vail Resorts, Inc.; and Wyndham Worldwide Corp.
For 2012 compensation, the Compensation Committee evaluated the compensation of the Named Executive Officers against the compensation levels of this group, and through the review of the 2012 Compensation Review, which covers Boyd's top five highest paid executives, excluding its Executive Chairman. The Compensation Committee generally seeks to ensure that each of the Named Executive Officer's compensation is competitive with similarly situated employees at other companies within this group. The Compensation Committee also considers general market surveys and trends, as well as industry-specific group compensation, as part of the various factors it considers in setting executive compensation.  Additionally, the Compensation Committee utilized the 2012 Compensation Review to help evaluate the overall competitiveness and effectiveness of Boyd's executive compensation programs, including a preliminary assessment of the impacts and effectiveness of the modifications made to those programs in late 2011. However, the Compensation Committee did not benchmark compensation in 2012. While the Compensation Committee generally reviews the compensation levels of executives at comparable companies, the compensation packages of the Named Executive Officers are not tied to a relative ranking of compensation against these other companies.
In addition, Boyd designed its compensation program to further align the compensation of the Named Executive Officers, as well as members of its Management Committee, with Boyd's future performance and strategic objectives, including through the addition of Performance Shares as a meaningful component of long-term incentive equity compensation. Boyd's Management Committee plays an active and critical role in the leadership and strategy for the development, operations and growth of Boyd. During 2012, Boyd's Management Committee included certain members of its senior management team, including each of the Named Executive Officers.
Primary Components of Boyd's Executive Compensation Program
There are three primary components of Boyd's executive compensation program:

•	base salary;

•	short-term bonus; and

•	long-term incentive compensation (equity compensation).

Base Salary
Boyd provides the Named Executive Officers with a base salary that it believes is competitive and that corresponds and fairly relates to their status and accomplishments, both professionally and within its industry. Salaries are reviewed annually and in certain instances have been adjusted to recognize individual performance, promotions, competitive compensation levels and other subjective factors.
The Compensation Committee, independent of management, determined the compensation of Boyd's Chief Executive Officer, including his base salary. For the other Named Executive Officers, Boyd's Chief Executive Officer customarily makes recommendations regarding compensation to the Compensation Committee for their review and approval. Where appropriate, the Compensation Committee and

Boyd's Chief Executive Officer have historically considered the following factors in establishing or recommending, as applicable, the compensation for the Named Executive Officers:

•	the Named Executive Officer's qualifications, experience, scope of responsibilities, time in a particular role and anticipated future performance;

•
the Named Executive Officer's role within Boyd, including, where applicable, the role on various corporate committees, such as the Management Committee, the Corporate Compliance Committee and the Diversity Committee;

•	the overall performance of the Named Executive Officer;

•	the overall performance of Boyd;

•	competitive pay practices at other select companies within the gaming and hospitality industries, as identified above; and

•	compensation analysis performed for Boyd by its compensation consultants.
For 2012, the Compensation Committee determined, after consultation with Exequity and review and consideration of the 2011 Compensation Study, to increase the base salaries for Mr. Chakmak and Mr. Hirsberg for 2012 in the amounts of $75,000 and $50,000, respectively. The Compensation Committee determined that these increases were warranted in order to maintain the competitiveness of base salaries, particularly as compared to other core gaming companies, and to update their compensation following a three year freeze on base salary levels. For the other Named Executive Officers, including Boyd's Chief Executive Officer, base salaries were not changed for a fourth consecutive year in 2012.
Additionally, with the prevailing economic challenges that continue to face Boyd's industry at the conclusion of 2012, the Compensation Committee determined that the base salaries of all of the Named Executive Officers, including Boyd's Chief Executive Officer, will remain unchanged in 2013.

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
For 2012, the Compensation Committee continued Boyd's compensation practice of awarding cash bonuses based upon achievement of specific, predetermined objective performance targets, as it had for fiscal year 2011. Historically, Boyd had routinely followed this practice, except for fiscal years 2009 and 2010 when the Compensation Committee had approved a discretionary short-term bonus program, as the significant economic impacts of the national recession had made traditional corporate performance-based measurements too unpredictable to be utilized as a viable incentive tool.
Additionally, in late 2011 as a part of its detailed review of the elements of Boyd's executive compensation programs and in consultation with Exequity, the Compensation Committee approved increases to the short-term bonus target award levels for the Named Executive Officers for 2012. In determining that these increases were appropriate, the Compensation Committee considered various factors, including without limitation: (i) the gradual stabilization of the economy both generally and within the gaming industry and the exemplary efforts by Boyd's management team in guiding the company through the recession, (ii) that short-term bonuses have been paid at reduced levels or have not been paid over the last few years, (iii) competitive pay practices and (iv) the need to incentivize Boyd's executives to remain highly motivated and focused on providing strong management as Boyd emerges from the recession. For each of the Named Executive Officers, other than Mr. Hirsberg, the short-term bonus target award percentage, stated as a percentage of their respective base salaries, were increased by 10% for 2012. Mr. Hirsberg's target award percentage, stated as a percentage of his base salary, was increased by 20%, in part, in anticipation of his appointment to Boyd's Management Committee in early 2012.
As a result, for each of the Named Executive Officers, the short-term bonus potential awarded for 2012, as a percentage of base salary, was as follows:

	2012 Threshold	2012 Target	2012 Maximum
Keith E. Smith	82.50%	110.00%	165.00%
Robert L. Boughner	63.75%	85.00%	127.50%
Paul J. Chakmak	63.75%	85.00%	127.50%
Josh Hirsberg	45.00%	60.00%	90.00%
The minimum or threshold bonus represents approximately 75% of the target bonus award for each Named Executive Officer that could be earned at a performance level of 90% of the approved operating budget. The target bonus represents the target bonus award for each

Named Executive Officer that could be earned at a performance level of 100% of the approved operating budget. The maximum bonus represents approximately 150% of the target bonus award for each Named Executive Officer that could be earned at a performance level of at least 120% of the approved operating budget. No short term bonus awards may be earned for a performance level of less than 90% of the approved operating budget.
The performance target was performance against Boyd's 2012 operating budget, measured based on EBITDA (earnings before interest, taxes, depreciation and amortization), as approved by Boyd's board of directors. For 2012, the approved operating budget was consolidated company EBITDA of $403 million, as adjusted. EBITDA is a non-GAAP financial measure. For supplemental financial data and corresponding reconciliation of EBITDA to U.S. generally accepted accounting principles (“GAAP”), please see Note 20 to Boyd's financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Non-GAAP measures should be viewed in addition to, and not as an alternative for, financial results prepared in accordance with GAAP.
Boyd's actual 2012 EBITDA performance, after certain adjustments made consistently with prior years, resulted in the achievement of 90.3% of the approved EBITDA budget, which satisfied the threshold performance level. As such, the Compensation Committee approved short-term bonus payments for 2012. However, the corporate wide performance of Boyd was not broadly consistent, and in fact, many of its operating segments experienced a challenged and disappointing performance during 2012. Given this backdrop and based upon the recommendation of Boyd's Chief Executive Officer, the Compensation Committee utilized its discretion to adjust and award the short-term bonus payout at a reduced level. For 2012, rather than a threshold bonus payment representing approximately 75% of each of the Named Executive Officer's target bonus level, the Compensation Committee approved a short-term bonus payout at 20% of each Named Executive Officer's target bonus award amount. The precise amount of each Named Executive Officer's bonus is set forth below in the “Non-Equity Inventive Plan Compensation” column of the Summary Compensation Table.

For 2013, the Compensation Committee again utilized the achievement of predetermined, objective performance targets for short-term bonus awards and set the target as performance against Boyd's 2013 operating budget, as approved by Boyd's board of directors, measured based on EBITDA. Additionally, the approved short-term bonus parameters for the Named Executive Offers remained unchanged for 2013, and as a percentage of base salaries are as follows:

	2013 Threshold	2013 Target	2013 Maximum
Keith E. Smith	82.50%	110.00%	165.00%
Robert L. Boughner	63.75%	85.00%	127.50%
Paul J. Chakmak	63.75%	85.00%	127.50%
Josh Hirsberg	45.00%	60.00%	90.00%

The potential award payout levels will be proportionately increased or decreased based on the actual achievement relative to Boyd's 2013 approved operating budget. No short term bonus awards would be earned for a performance level of less than 90% of the approved operating budget. A minimum award pay-out would be earned at a performance level of 90% of the approved budget and would result in a payout award potential of 75% of the Named Executive Officer's target bonus amount. A pay-out would be earned at a performance level of 100% of budget and would result in a payout award potential of 100% of the Named Executive Officer's target bonus amount. A maximum pay-out would be earned at a performance level of at least 120% of budget and would result in a payout award potential of 150% of the Named Executive Officer's target bonus amount.

2013 Special Bonus - Peninsula.
In February 2013, the Compensation Committee also approved the grant of a separate, special bonus to each member of Boyd's Management Committee, including to each of the Named Executive Officers, in recognition of the successful negotiation, execution and completion of the acquisition of Peninsula and its five operating casino properties, which closed on November 20, 2012. The Peninsula transaction represents a critical and transformative long-term strategic transaction for Boyd that provides it important growth and deleveraging opportunities. This special bonus was comprised of an RSU award, with each RSU award representing 40% of the 2012 short-term target bonus award of the applicable Management Committee member. The number of RSUs awarded to each of the Named Executive Officers is set forth in the following table:

2013 Special Bonus Peninsula RSU (#)
Keith E. Smith	67,222
Robert L. Boughner	51,944
Paul J. Chakmak	35,417
Josh Hirsberg	16,250

Each RSU is subject to three year cliff vesting, consistent with Boyd's current RSU award practices.

Long-Term Compensation
Boyd believes that the long-term compensation component should serve as both an incentive for achieving longer term company performance goals and as a retention tool for its executives. In 2012, as Boyd has done since 2008, all of the long-term compensation awards granted to the Named Executive Officers were in the form of equity awards.

Equity Compensation
Boyd believes that a significant component of the compensation paid to its executives over the long-term should be equity-based compensation. Boyd also believes that stock price appreciation and stock ownership in Boyd are valuable incentives to its executives and that the grant of equity awards to them serves to further align their interests with the interests of its stockholders as a whole and to encourage them to manage Boyd in its best long-term interests.
The Compensation Committee determines the type of equity awards that are to be granted to the Named Executive Officers, which have over recent years consisted of grants of stock options and RSUs under Boyd's stock incentive plans and, commencing in 2011, Performance Shares.
In late 2011, following its review of Boyd's overall executive compensation, including the 2011 Compensation Study, and in consultation with Boyd's management and Exequity, the Compensation Committee approved certain structural modifications to Boyd's equity compensation program to include Performance Shares as a new component of equity compensation in addition to stock options and RSUs. The Compensation Committee approved equity awards to the Named Executive Officers comprised of stock options, RSUs and Performance Shares, with approximately one-third of the equity compensation award value split among the three types of awards for each Named Executive Officer. Stock options are intended to provide strong alignment with Boyd's stockholders and only provide value to the executives if the stock price appreciates over the grant price. RSUs provide additional linkage to Boyd's stock price and serve to promote the retention of its executives. Performance Shares provide reward opportunities for achieving sustained multi-year performance goals as set by the Compensation Committee. Further, Performance Shares are intended to enhance the equity award component of compensation, promote retention and incentivize long-term strategic performance by reducing some of the risks of stock price volatility and tying payout of the award to both time based vesting and measurable performance metrics. Each of these awards is ultimately denominated in shares of Boyd's common stock and is earned over three years, thus providing a strong incentive to grow Boyd's stockholder value.
This same methodology and reasoning as used in 2011 was employed again by the Compensation Committee in its approval of the equity compensation awards made in 2012. In 2012, the Compensation Committee again approved equity awards to the Named Executive Officers comprised of stock options, RSUs and Performance Shares, with approximately one-third of the equity compensation award value split among the three types of awards for each Named Executive Officer. The Compensation Committee remains committed to the belief that this mix of stock options, RSUs and Performance Shares in Boyd's equity compensation helps to further align the long-term interests of its senior management and stockholders, provides meaningful compensation value and serves as a valuable retention tool.
All equity awards granted as long-term compensation to the Named Executive Officers in 2012 were granted pursuant to Boyd's 2002 Stock Incentive Plan as amended and restated as the 2012 Stock Incentive Plan (the “Stock Incentive Plan”). The amendments to and restatement of the Stock Incentive Plan were approved by Boyd's stockholders at its 2012 Annual Meeting.

Stock Options, RSUs and Performance Shares
The Compensation Committee has the authority and determines, on a discretionary basis, whether to grant equity awards, as well as the amount and the terms of such awards, based on the Named Executive Officer's position within Boyd.

The stock options granted in 2012 feature a three year vesting schedule, with one-third of each award vesting on each anniversary of the grant date. The RSUs granted in 2012, other than those granted under the Career Shares Program, feature three-year cliff vesting. The Performance Shares granted in 2012 provide for three-year cliff vesting and are subject to achievement of the three (3) performance metrics for each of the Named Executive Officers. Each performance metric works and is measured independently of the others and includes a minimum (or threshold) performance level, a target performance level and a maximum performance level opportunity. The scale to be applied to each metric is a sliding scale and generally works as follows:

Performance Shares Payout
Metric Performance Achievement	(as % of target award)
Below Minimum	—%
Minimum	50%
Target	100%
Maximum (and above)	200%
The three performance metrics associated with the Performance Shares granted to the Named Executive Officers in 2012 are Boyd's: (i) net revenue growth; (ii) operating income growth; and (iii) customer service score. Each of the performance metrics is measured over the three full fiscal years following the date of grant and each performance metric represents one-third ( 1/3) of the shares potentially payable on settlement of the Performance Shares. These are the same performance metrics and value allocations as utilized with Boyd's initial grant of Performance Shares last year. The measurement period for the Performance Shares granted in 2012 commences on January 1, 2013 and runs through December 31, 2015. The achievement level of each Performance Share metric will determine the final payout of shares under the award at the end of the measurement period. All three metrics must be satisfied at a maximum performance level for the maximum payment of 200% to be earned. If none of the three performance metrics achieves the minimum performance level, then no shares will be earned and awarded. Achievement between the payout points shown in the table above will be interpolated on a linear basis.
The Compensation Committee set specific targets for the three Performance Share metrics, as well as the minimum levels required to receive any share payout and the levels that would earn a maximum payout. The Compensation Committee determined the minimum, target and maximum levels of Boyd net revenue growth and operating income growth after considering comparable historical and budgeted revenue and operating income. In setting the customer service score metric, the Compensation Committee also considered historical performance as well as Boyd's goals and expectations with respect to the next three years. The Compensation Committee, after careful consideration, determined that the performance metrics were all sufficiently challenging to incentivize performance. The minimum performance levels generally require average performance and are expected to be achieved. The target performance levels are intended to be reasonably achievable and require average or above average performance and the maximum performance levels require extraordinary performance.
In establishing the individual equity compensation awards for 2012, the Compensation Committee utilized the equity compensation target award value for each of the Named Executive Officers that had been established in late 2011. Following its detailed review in 2011, the Compensation Committee had established the following approximate target valuations for the equity compensation awards to the Named Executive Officers: For Mr. Smith, $2,000,000; for Messrs. Boughner and Chakmak, $900,000 each; and for Mr. Hirsberg, $300,000. The number of shares of Boyd common stock underlying each component of the award was then determined based on an assumed share price of $7.00 for Boyd's common stock of per share. These figures represent a theoretical grant date value, the ultimate value of these awards will fluctuate with Boyd's stock price. Consistent with this prior methodology, in 2012 the Compensation Committee awarded each of the Named Executive Officers the same number of stock options, RSUs and Performance Shares as had been awarded to each Named Executive Officer last year. The number of stock options, RSUs and Performance Shares awarded to each Named Executive Officer is set forth below in Grant of Equity Awards Table.
The Compensation Committee believes that the current equity compensation target award values are appropriate to ensure that the Named Executive Officers are adequately compensated in light of current market practices, remain motivated and focused on providing strong management as the economy continues to slowly stabilize and remain committed to the long term goals and success of Boyd and its stockholders.
The Compensation Committee grants equity awards pursuant to its policy of making such grants, if at all, on the fifth business day following Boyd's release of earnings for the third quarter of each year, except in the case of Boyd's non-employee directors, new hires or other special situations. In addition, the Compensation Committee adopted a policy in 2006 regarding Boyd's Career Shares Program, which is discussed below, that provides for the annual grant of RSUs under the Stock Incentive Plan on January 2 of each year or, if

January 2 is not a business day, then the next business day. During 2012, the equity compensation awards by the Compensation Committee were consistent with these policies.
The Compensation Committee continues to review Boyd's long-term compensation policy, in connection with the assessment of its overall compensation program, to determine whether other modifications to the policy are warranted. However, it is anticipated that the Compensation Committee will continue the practice of granting equity awards to the Named Executive Officers in 2013 as long-term compensation.

Boyd's Career Shares Program
Boyd's Career Shares Program is a stock incentive award program for certain Boyd executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. Boyd's Career Shares Program was adopted by the Compensation Committee on December 7, 2006 and amended on October 25, 2010. The Career Shares Program provides for the grant of RSUs (“Career RSUs”) under the Stock Incentive Plan to members of Boyd's senior management, including members of Boyd's Management Committee and each of Boyd's Named Executive Officers. Each Career RSU is analogous to one share of restricted common stock of Boyd, except that Career RSUs do not have any voting rights and do not entitle the holder to receive dividends.
Under the Career Shares Program, a fixed percentage of each participant's base salary is credited to his or her career shares account annually. Each January 2, or, if January 2 is not a business day, then the next business day, Career RSUs are awarded to members of Boyd's Management Committee in an amount that equals 15% of such individual's base salary, and to certain other members of Boyd's senior management in an amount that equals 10% of their individual base salaries, in each case, subject to adjustment by the Compensation Committee. Career RSUs granted pursuant to Boyd's Career Shares Program are awarded for service provided for the immediately preceding calendar year. The basis for the value of the awards is the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd's common stock on January 2 or, if January 2 is not a business day, then the next business day. Consistent with this policy and the Career Shares Program, on January 2, 2013, Career RSUs were granted to all of the Named Executive Officers as well as to the other members of Boyd's Management Committee.
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

Other Bonus Payments
In 2012, a special bonus in the amount of $250,000 was approved by the Compensation Committee and paid to Mr. Boyd in recognition of the loss of a benefit that Mr. Boyd previously received under certain split-dollar life insurance arrangements, which were terminated by us in 2003. Mr. Boyd has received this special bonus payment each year since 2003 and Boyd expects that the Compensation Committee will continue to extend the $250,000 special bonus to Mr. Boyd in 2013.

State Income Tax Gross-Up Payments
Beginning in January 2009 and continuing through November 2012, Mr. Boughner served as the President and Chief Operating Officer of MDDC and Executive Vice President and Chief Operating Officer of MDFC. Consistent with past years in which Mr. Boughner served as an executive officer of MDDC and MDFC, Boyd has agreed to provide Mr. Boughner with a state income tax gross-up payment to compensate him for his added state income tax liability resulting from his assignment. This payment was $151,992, relating to Mr. Boughner's 2011 tax year.

Boyd's Policy on Perquisites
Boyd provides the Named Executive Officers with perquisites that it believes are reasonable, competitive and consistent with its overall executive compensation program. Boyd believes that its perquisites help it to hire and retain qualified executives.
Certain senior executive officers, as designated by Boyd's Chief Executive Officer and pursuant to its internal policies, may use Boyd's corporate aircraft for personal travel on a limited basis. Such executive officers are imputed with income in an amount equivalent to the Standard Industry Fare Level rate, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for such use and are required to advance Boyd an amount sufficient to cover certain out-of-pocket costs directly attributed to such use. These out-of-pocket costs include crew lodging expenses, on-board catering, landing fees, trip-related hangar/parking costs and other variable costs.
The aggregate incremental cost for use of Boyd's corporate aircraft during 2012 that is attributable to any Named Executive Officer, net of amounts advanced to Boyd by the applicable executive as discussed above, is reflected in the Summary Compensation Table. Boyd determines the aggregate incremental cost based on estimated fuel expenses and maintenance expenses per flight hour. Since Boyd's aircraft are used primarily for business travel, Boyd does not include the fixed costs that do not change based on usage, such as pilots' salaries and the purchase costs of the corporate aircraft.
Boyd's employee and non-employee directors, along with members of its Management Committee, are eligible to participate in the Medical Expense Reimbursement Plan, which covers medical expenses incurred by plan participants and their spouses that are not covered by other medical plans. Boyd also provides the Named Executive Officers with more life insurance coverage than is generally made available to Boyd's other employees. Please see the Summary Compensation Table for the amount of medical premiums or related reimbursements paid on behalf of the Named Executive Officers during 2012 and for the amount of the applicable premiums paid for such additional life insurance coverage during 2012.
Boyd's senior management members, including the Named Executive Officers, also participate in the other benefit plans and programs on the same terms as other employees. These plans include Boyd's 401(k) plan, medical, vision and dental insurance and paid time-off plan. In addition, Boyd's senior management members are eligible to participate in its deferred compensation plan on the same terms as other eligible management-level employees.

Boyd's Stock Ownership Guidelines
As we noted above, Boyd believes that ownership in Boyd by its executive management team, including the Named Executive Officers, is an important individual incentivizing tool that fosters the management of Boyd in its long term best interests for the benefit of all of Boyd's stockholders. The Compensation Committee initially adopted stock ownership guidelines in 2006 for certain of Boyd's key executives, and in October 2010, the Compensation Committee undertook a periodic review of the guidelines and approved certain amendments to reflect the significant change in circumstances in the broader equities markets and the sharp volatility in Boyd's stock price over recent years. The Compensation Committee believes that the guidelines, as they may be updated and revised from time to time, will continue to further the alignment between Boyd's executive team and stockholders. Pursuant to the current stock ownership guidelines, certain key executive officers, including the Named Executive Officers, are required to pursue ownership of an amount of Boyd's common stock based on a multiple of the participant's base salary, as set forth in the following table:

Multiple of Base
Executive Tier	Salary
Executive Chairman of the Board of Directors	5
Chief Executive Officer	5
Chief Operating Officer	4
All Other Members of Management Committee	3
Certain Other Members of Senior Management	1-2
A participant's stock ownership level can include shares of Boyd's common stock represented by RSUs, including Career RSUs and Performance Shares. As a part of its review of the guidelines in 2010, the Compensation Committee also approved a mechanism to facilitate each participant's ongoing progress towards achievement of the established stock ownership levels. For any participant who does not then meet their established stock ownership level, the guidelines mandate that 50% of the net shares, after accounting for tax withholding and any option exercise payments, resulting from the sale of stock options or the vesting of RSUs or Performance Shares must be retained by the executive until that individual has met his or her stock ownership level established by the guidelines.
Stock ownership guidelines are also applicable to the independent members of Boyd's board of directors, pursuant to certain amendments adopted by Boyd's Corporate Governance and Nominating Committee in 2011. The director stock ownership guidelines provide that each independent member of Boyd's board of directors will be required to hold stock in Boyd at least equal to five (5) times the annual cash retainer received by such independent director. Each director shall have a three (3) year period, after the later of joining Boyd's board of directors or the adoption of the guidelines, in which to accumulate the required level of stock ownership. For purposes of the required stock ownership levels under the guidelines, any deferred shares or RSUs shall be included in such calculation; however, pursuant to the amendments to the guidelines adopted in 2011, Boyd's Corporate Governance and Nominating Committee also determined that at least twenty five percent (25%) of the ownership goal must be achieved through direct ownership of shares, with a three (3) year period to achieve such direct ownership beginning in January 2012, using a rolling average stock price. The director stock ownership guidelines, like those applicable to Boyd's senior executives, serve as an incentivizing tool for the independent members of Boyd's board of directors to strategically guide and manage Boyd in its long term best interests for the benefit of all of Boyd's stockholders.

Post-Termination Compensation
In 2006, Boyd's Compensation Committee adopted Boyd's Change-in-Control Severance Plan (the “CIC Plan”) to provide severance benefits for certain executive officers, including the Named Executive Officers, upon termination of employment in connection with a change in control. In addition, Boyd's CIC Plan provides for the acceleration of vesting of equity awards for the Named Executive Officers, and certain other executives, upon the occurrence of certain events. Boyd believes that it is important to protect key executives who helped build Boyd and who will be important in continuing Boyd's success through a change in control or similar event. Further, Boyd believes that the interests of its stockholders will be best served if the interests of its most senior management are aligned with them. Providing change in control benefits is intended to reduce the reluctance of Boyd's senior management to pursue potential change of control transactions that may be in the overall best interests of Boyd's stockholders. Boyd currently does not have individual written severance agreements with its executive officers, including the Named Executive Officers; however, Boyd retains the discretion to negotiate individual arrangements as deemed appropriate.

2000 MIP
Boyd's 2000 MIP contains a continuous employment requirement. In addition, certain provisions of the 2000 MIP are triggered in the event of a change in control or if a “long service” employee retires. Generally, if a participant, other than a “long service” employee, terminates employment for any reason other than death or disability prior to the award payment date, he or she is not entitled to the payment of any award under the 2000 MIP for any outstanding plan period (regardless of whether it is a short-term or long-term incentive award). If the participant's termination is due to disability or death, he or she is entitled to the payment of an award for each plan period in which he or she is participating on the date of termination; provided, however, that the Compensation Committee may proportionately reduce or eliminate his or her actual award based on the date of termination and such other considerations as the Compensation Committee deems appropriate. For 2012, the only outstanding plan period under the 2000 MIP was for the short-term, annual incentive awards for 2012. There were no long-term cash incentive awards or award periods outstanding under the 2000 MIP during 2012.
If a “long service” participant terminates employment with Boyd for any reason (including death or disability) prior to the award payment date, he or she is entitled to (i) the payment of an award for the plan period (in which the participant is participating on the date of termination) with the earliest date of commencement and (ii) the payment of an award for any other plan period (in which the participant is participating on the date of termination) reduced proportionally based on the number of years of employment completed during the plan period with each partial year of employment counting as a full year. A “long service” participant generally means a participant who has reached age 55 and completed 15 or more years of service with Boyd or any of its subsidiaries (including acquired entities).
If a participant is terminated without cause within 24 months after a corporate transaction or a change in control of Boyd (as defined in the Stock Incentive Plan), the participant is entitled to the payment of an award for each plan period (in which the participant is participating on the date of termination). The Compensation Committee believes that this double-trigger feature provides appropriate incentives and job security for management while protecting stockholder value in the event of a change in control.

CIC Plan
The Named Executive Officers are eligible to participate in Boyd's CIC Plan, which provides severance benefits upon certain qualifying terminations. A “qualifying termination” includes involuntary termination without cause, voluntary termination due to a relocation in excess of 50 miles or certain reductions in compensation, among other events, within 24 months immediately following a change in control of Boyd. Generally, a “change in control” is deemed to occur upon (i) the direct or indirect acquisition by any person or related group of persons (other than an acquisition from or by Boyd, by a Boyd-sponsored employee benefit plan or by a person who directly or indirectly controls, or is controlled by, or is under common control with, Boyd or by members of the Boyd family) of beneficial ownership

(within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of Boyd's outstanding securities, or (ii) a majority of Boyd's board of directors ceasing to be continuing directors at any time within a 36-month period due to contested elections.
CIC Plan benefits are determined based upon the relevant status of the participant as a Tier One Executive (Boyd's Chief Executive Officer and Executive Chairman of the Board of Directors), Tier Two Executive (members of Boyd's Management Committee, other than its Chief Executive Officer and Executive Chairman of the Board of Directors), or Tier Three Executive (certain other members of Boyd's senior management, other than Management Committee members). Following the execution of a general release in a form generally acceptable to Boyd that releases Boyd and its affiliates from any and all claims the participant may have against them, among other things, Boyd shall pay to the participant a lump-sum cash payment of:

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
in each case, adjusted on a pro rata basis based on the number of days the participant was actually employed during such plan year; and

•
the amount of monthly premiums that would have been paid by Boyd on behalf of the participant under Boyd's health insurance plan, or COBRA (for a period of 36 months, 24 months and 12 months for Tier One Executives, Tier Two Executives and Tier Three Executives, respectively), plus an additional amount such that the participant effectively receives such premiums on a tax-free basis.

In addition, under the CIC Plan, any outstanding equity-based long-term incentive awards granted, including but not limited to stock options, stock appreciation rights, restricted stock, RSUs and Performance Shares, will become immediately vested in full upon a qualifying termination.
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

Deferred Compensation Plan
Under the Boyd Gaming Corporation Deferred Compensation Plan effective as of January 1, 2005 (the “Deferred Compensation Plan”), in which the Named Executive Officers are eligible to participate, Named Executive Officers may defer up to 25% of base salary and up to 75% of incentive compensation paid. Boyd may make discretionary contributions to a participant's account; however, during 2012, it did not exercise such discretion. Upon a change in control (as defined in the Deferred Compensation Plan), the benefits under the Deferred Compensation Plan are immediately payable in a lump sum, subject to certain conditions and limitations set forth in Internal Revenue Code section 409A and its related Treasury regulations. In addition, upon termination of employment prior to the age of 55 or death, benefits under the Deferred Compensation Plan are payable in a lump sum. Otherwise, upon termination of employment (including upon retirement), the participant may elect to have benefits paid in a lump sum or in periodic payments over a period of 5, 10 or 15 years; however, with respect to “specified employees” as defined in Internal Revenue Code section 409A, any payment that is triggered by termination of employment must be delayed for at least six months following the date of termination. Prior to the Deferred Compensation Plan, Boyd maintained a separate, prior deferred compensation plan, but that plan has been closed to new contributions from participants since the effective date of the current plan.

Equity Incentive Plans
During 2012, the only equity incentive plan in which the Named Executive Officers participated was the Stock Incentive Plan. Generally, except as the Compensation Committee may otherwise determine or in connection with a “long service” employee as discussed below, equity awards granted under each of Boyd's equity incentive plans provide that, in the event of termination, the grantee may exercise the portion of the option award that was vested at the date of termination for a period of three months following termination; provided that if the termination is due to disability or death, the exercise period is twelve months.
Pursuant to the terms of the Stock Incentive Plan, the Compensation Committee has the authority, in connection with an actual or anticipated change in control or corporate transaction with respect to Boyd, to provide for the full or partial accelerated vesting and exercisability of outstanding unvested awards.

Under the Stock Incentive Plan, a “change in control” means a change in ownership or control of Boyd effected through:

•
the direct or indirect acquisition of more than 50% of the total combined voting power of Boyd's outstanding securities pursuant to a tender or exchange offer which the majority of the board of directors of Boyd does not recommend; or

•
a change in the composition of the board of directors of Boyd over a period of up to 36 months such that a majority of the board members cease, by reason of one or more contested elections, to be comprised of continuing directors.

Pursuant to the terms of the Stock Incentive Plan, a “corporate transaction” means any of the following transactions:

•	a merger or consolidation in which Boyd is not the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of the assets of Boyd;

•	the complete liquidation or dissolution of Boyd;

•
any reverse merger in which Boyd is the surviving entity but in which securities possessing more than 50% of the total combined voting power of Boyd's outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or

•
an acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than 50% of the total combined voting power of Boyd's outstanding securities, but excluding an acquisition by Boyd, by a Boyd-sponsored employee benefit plan or by members of the Boyd family or any transaction that the Compensation Committee deems is not a corporate transaction.

Pursuant to Boyd's form of restricted stock unit agreement (“RSU Agreement”) for the Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, including death or disability, except as described below. Any unvested RSUs held by the grantee following such termination will be deemed reconveyed to Boyd. Also under Boyd's RSU Agreement, in the event of a change in control or corporate transaction with respect to Boyd (each as defined in the RSU Agreement), any outstanding award will automatically become fully vested. Notwithstanding the foregoing, in the event of a grantee's Retirement (defined below), the grantee may be entitled to additional vesting with respect to RSUs. “Retirement” means separation from service (including as a result of death or disability), other than for Cause (as defined in the RSU Agreement), after reaching age 55 and having at least 10 years of service to Boyd. In the event of a Retirement, the grantee will be entitled to accelerated vesting as follows:

Age of Employee and Length of Service at Time of Retirement	Acceleration of Vesting for Unvested RSUs
55 years of age and 10-14 years of service	RSUs otherwise scheduled to vest within the 12 months following the date of Retirement shall fully accelerate
55 years of age and 15-19 years of service	RSUs otherwise scheduled to vest within the 24 months following the date of Retirement shall fully accelerate
55 years of age and 20 or more years of service	RSUs otherwise scheduled to vest within the 36 months following the date of Retirement shall fully accelerate
Pursuant to Boyd's form of performance share unit agreement (“Performance Share Agreement”) for the Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, except as described below. Any unvested units held by the grantee following such termination will be deemed reconveyed to Boyd. Also under Boyd's Performance Share Agreement, in the event of a change in control or corporate transaction with respect to Boyd (as defined in the Performance Share Agreement), any outstanding award will automatically become fully vested assuming achievement of the applicable performance metrics at target, provided that such change in control or corporate transaction effective date occurs prior to the applicable award determination date. Notwithstanding the foregoing, in the event of a grantee's Retirement, a portion or all of the shares may be issuable following the performance period (as shortened for a change in control or corporate transaction), based on deemed length of service during the performance period. In the event of a Retirement, the grantee shall be deemed to have provided service for the number of days within the performance period for which the grantee actually provided service, plus a credited number of days equal to 365 (after 10 years of service), 730 (after 15 years of service), and 1095 (after 20 years of service). The resulting number of days will be divided by the number of days in the performance period (with the resulting ratio never exceeding one), and the ratio will be multiplied by the number of shares that would be issued based on actual performance or target performance upon a change in control or corporate transaction with respect to Boyd.
In 2006, the Compensation Committee adopted the provisions in the table below to provide certain “long service” employees with automatic vesting acceleration and an extended exercise period with respect to stock options upon termination (other than for cause). Of the Named Executive Officers, only Robert L. Boughner currently qualifies as a “long service” employee. These enhanced stock option provisions do not apply to stock options that are granted within six months of such employee's termination.

Age of Employee and Length of Service at Time of Termination	Acceleration of Vesting for Unvested Stock Options	Extended Exercise Period
55 years of age and 15-19 years of service	Options otherwise scheduled to vest within the 12 months following the date of termination shall fully accelerate	Up to 12 months following termination
55 years of age and 20-24 years of service	Options otherwise scheduled to vest within the 24 months following the date of termination shall fully accelerate	Up to 24 months following termination
55 years of age and 25 or more years of service	All unvested stock options shall fully accelerate	Up to 36 months following termination

In February 2013, the Compensation Committee approved an update to Boyd's “long service” employee vesting acceleration and extended exercise period schedule for stock option grants, the effect of which will be to update the length of service thresholds for accelerated vesting of stock options to match the schedule currently utilized with Boyd's RSU grants. Therefore, options granted after February 2013 will be subject to the “long service” employee vesting acceleration and extended exercise period schedule set forth below, while previously granted stock options will remain subject to the schedule above.

Age of Employee and Length of Service at Time of Termination	Acceleration of Vesting for Unvested Stock Options	Extended Exercise Period
55 years of age and 10-14 years of service	Options otherwise scheduled to vest within the 12 months following the date of termination shall fully accelerate	Up to 12 months following termination
55 years of age and 15-19 years of service	Options otherwise scheduled to vest within the 24 months following the date of termination shall fully accelerate	Up to 24 months following termination
55 years of age and 20 or more years of service	All unvested stock options shall fully accelerate	Up to 36 months following termination

Other Benefits
From time to time, in recognition of the contribution of services provided to Boyd, it may in its discretion offer additional compensation and benefits to its executive officers in connection with their retirement from Boyd. During 2012, no such discretion was exercised with respect to Boyd's senior executive officers.

Boyd's Succession Planning
Pursuant to the Boyd's Corporate Governance Guidelines, all of the independent members of its board of directors are involved in the succession planning for Boyd. Boyd's independent directors participate annually in a review of the its current succession plan. Additionally, Boyd has engaged in the past, and continues to engage, the nationally recognized consulting firm Lee Hecht Harrison to assist and advise during this annual review as well as on other matters related to succession planning.

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
The Compensation Committee believes, however, that in certain circumstances, factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of Boyd and its stockholders. Given Boyd's changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with Boyd's overall executive compensation program, even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible and reserves the right to do so in the future, when appropriate.
The performance factors for compensation intended to qualify as performance-based compensation pursuant to Section 162(m) must be approved by stockholders every five years.

Summary Compensation Table (2012)
The following table sets forth the compensation earned for services performed for Boyd, or its subsidiaries, including MDFC, during the fiscal years ended December 31, 2010, 2011 and 2012, by:

•	its Chief Executive Officer;

•	its Chief Financial Officer; and

•	each of its other three most highly compensated executive officers, employed by it as of the end of fiscal year 2012,
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

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(1)	($)(3)(4)	($)(3)	($)(1)(2)	($)(5)	($)
Keith E. Smith President and Chief Executive Officer	2012	$1,100,000	$—	$1,159,281	$517,228	$242,000	$29,905	$3,048,414
	2011	1,100,000	—	1,441,194	584,218	742,500	39,634	3,907,546
	2010	1,100,000	660,000	550,216	1,080,563	—	16,516	3,407,295
Robert L. Boughner(6) Executive Vice President and Chief Business Development Officer	2012	1,100,000	—	612,425	232,754	187,000	161,366	2,293,545
	2011	1,100,000	—	739,288	262,899	556,875	148,684	2,807,746
	2010	1,100,000	495,000	421,121	634,512	—	159,731	2,810,364
Paul J. Chakmak Executive Vice President and Chief Operating Officer	2012	750,000	—	548,674	232,754	127,500	17,326	1,676,254
	2011	675,000	—	675,530	262,899	341,719	16,948	1,972,096
	2010	675,000	304,000	390,162	648,305	—	16,238	2,033,705
Josh Hirsberg Senior Vice President, Treasurer and Chief Financial Officer	2012	485,000	—	192,648	77,584	58,200	11,367	824,799
	2011	435,000	—	234,931	87,632	117,450	441	875,454
	2010	435,000	104,500	149,584	46,724	—	441	736,249

(1)	Includes amounts deferred, to the extent of such individual's participation, pursuant to Boyd's 401(k) Profit Sharing Plan and Trust and Boyd's Deferred Compensation Plan.

(2)
For the year ended December 31, 2012, the Compensation Committee approved the payment of a short-term bonus under the 2000 MIP. For a discussion regarding the 2012 bonus payments, see “Compensation Discussion and Analysis-Primary Components of Boyd's Compensation Program-Short-Term Bonus.”

(3)
Reflects the grant date fair value as determined in accordance with Accounting Standards Codification 718 (“ASC 718”) for the fiscal years ended December 31, 2010, 2011, and 2012, respectively, of awards to each of the Named Executive Officers granted in such years pursuant to the Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in the notes to Boyd's audited financial statements under the caption “Stockholders' Equity and Stock Incentive Plans,” for the fiscal years ended December 31, 2010, 2011, and 2012, included in Boyd's Annual Reports on Form 10-K filed with the SEC on March 15, 2011, March 7, 2012 and March 18, 2013, respectively. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)
Includes RSUs and Performance Shares. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level. As required pursuant to Instruction 3 of Item 402(c)(2)(v) of Regulation S-K, if the performance metrics were all achieved at maximum performance the Grant Date Fair Value of the Performance Shares awarded to each of the Named Executive Officers would be: to Mr. Smith, $1,276,190, to each of Messrs. Boughner and Chakmak, $574,284, and to Mr. Hirsberg, $191,432. Notwithstanding the foregoing, the RSUs and the Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "Compensation Discussion and Analysis-Equity Compensation.”

(5)	The amounts shown as “all other compensation” include the following perquisites and personal benefits:

				Use of Corporate
	401(k)	Life Insurance	Medical	Aircraft and	Other
Name	Contributions (A)	Premiums	Reimbursements (B)	Corporate Car (C)	Benefits (D)
Keith E. Smith	$3,750	$442	$11,565	$14,148	$—
Robert L. Boughner	3,750	442	5,182	—	151,992
Paul J. Chakmak	3,543	442	13,341	—	—
Josh Hirsberg	—	354	11,013	—	—

(A)	Represents amounts Boyd contributed pursuant to the 401(k) Profit Sharing Plan and Trust.

(B)	Represents Boyd's Medical Expense Reimbursement Plan, which includes plan premiums, company sponsored health care plan premiums and amounts received as reimbursements under this plan.

(C)	Represents the aggregate incremental cost to Boyd for use of its corporate aircraft.

(D)	Includes reimbursed state income tax gross up payment for Mr. Boughner for his 2011 New Jersey income tax liability.

(6)
In December 2009, Mr. Boughner was named Boyd's Executive Vice President and Chief Business Development Officer. Beginning in January 2009 until November 30, 2012, he also served as President and Chief Operating Officer of MDCC. Mr. Boughner continues to serve as Executive Vice President and Chief Operating Officer of MDFC. The full amount of Mr. Boughner's compensation reflected for 2012 was paid by Boyd, with approximately $1,378,548 being reimbursed by MDDC. For more information see “Transactions with Related Persons.”

Grants of Plan-Based Awards Table (2012)
The following table sets forth information regarding each grant of an award made under Boyd's incentive plans to the Named Executive Officers during the fiscal year ended December 31, 2012:

										All Other	All Other
										Stock	Option		Grant
							Estimated Future Payouts Under			Awards	Awards:	Exercise	Date
				Estimated Possible Payouts Under			Equity Incentive Plan			Number of	Number of	or Base	Fair
			Date of	Non-Equity Incentive Plan			Awards - Number of Shares			Shares of	Securities	Price of	Value of
			Compensation	Awards			or Units			Stock or	Underlying	Option	Equity
	Award	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Type	Date	Action	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)(6)	($)(7)
Keith E. Smith	Short-term bonus(1)	—	—	$907,500	$1,210,000	$1,815,000	—	—	—	—	—	—	—
	Career RSUs (2)	1/3/12	12/7/2006(8)	—	—	—	—	21,456	—	—	—	—	164,997
	Stock Options(3)	11/8/12	—	—	—	—	—	—	—	—	170,068	5.22	517,228
	RSUs(4)	11/8/12	—	—	—	—	—	—	—	95,238	—	—	497,142
	Performance Shares(5)	11/8/12	—	—	—	—	47,619	95,238	190,476	—	—	—	497,142
Robert L. Boughner	Short-term bonus(1)	—	—	701,250	935,000	1,402,500	—	—	—	—	—	—	—
	Career RSUs (2)	1/3/2012	12/7/2006(8)	—	—	—	—	—	—	21,456	—	—	164,997
	Stock Options(3)	11/8/12	—	—	—	—	—	—	—	—	76,531	5.22	232,754
	RSUs(4)	11/8/12	—	—	—	—	—	—	—	42,857	—	—	223,714
	Performance Shares(5)	11/8/12	—	—	—	—	21,428	42,857	85,714	—	—	—	223,714
Paul J. Chakmak	Short-term bonus(1)	—	—	478,125	637,500	956,250	—	—	—	—	—	—	—
	Career RSUs (2)	1/3/12	12/7/2006(8)	—	—	—	—	13,166	—	—	—	—	101,247
	Stock Options(3)	11/8/12	—	—	—	—	—	—	—	—	76,531	5.22	232,754
	RSUs(4)	11/8/12	—	—	—	—	—	—	—	42,857	—	—	223,714
	Performance Shares(5)	11/8/12	—	—	—	—	21,428	42,857	85,714	—	—	—	223,714
Josh Hirsberg	Short-term bonus(1)	—	—	218,250	291,000	436,500	—	—	—	—	—	—	—
	Career RSUs (2)	1/3/12	12/7/2006(8)	—	—	—	—	5,657	—	—	—	—	43,502
	Stock Options(3)	11/8/12	—	—	—	—	—	—	—	—	25,510	5.22	77,584
	RSUs(4)	11/8/12	—	—	—	—	—	—	—	14,286	—	—	74,573
	Performance Shares(5)	11/8/12	—	—	—	—	7,143	14,286	28,572	—	—	—	74,573

(1)
Represents short-term (or annual) bonus for the 2012 fiscal year under the 2000 MIP. The award amount is based upon Boyd's performance relative to the operating budget measured by its EBITDA, as approved by Boyd's board of directors. “Threshold” represents achieving a performance level that is 90% of the target operating budget amount; “Target” represents achieving 100% of the target operating budget amount; and “Maximum” represents achieving 120% or more of the of the target operating budget amount. See “Compensation Discussion and Analysis-Primary Components of Boyd's Compensation Program-Short-Term Bonus.”

(2)
Represents Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd's Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid out in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. To receive any payout under the Career Shares Program, grantees must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a grantee to fifty percent (50%) of his or her Career RSUs. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. In the event of a grantee's death or permanent disability, or following a change in control of Boyd, the grantee will be deemed to have attained age 55 and the Career RSUs will immediately vest and convert into shares of Boyd's common stock based on the grantee's years of continuous service through the date of death, termination resulting from permanent disability or the change in control, as applicable. See “Compensation Discussion and Analysis-Career Shares Program.”

(3)
Represents stock options granted under the Stock Incentive Plan. The stock options granted to the Named Executive Officers in 2012 have a 10-year term and vest as to 33 1/3% of the shares of Boyd's common stock underlying the option grant per year on the first day of each successive 12-month period, commencing one year from the date of grant. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(4)
Represents RSUs granted under Boyd's 2002 Stock Incentive Plan. Each RSU represents a contingent right to receive one share of Boyd's common stock. The RSUs granted to the Named Executive Officers in 2011 vest in full upon the third anniversary of the grant date. The RSUs are subject to forfeiture and other terms and conditions contained in the award agreement and the 2002 Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Incentive Plans.”

(5)
Represents RSUs granted under the Stock Incentive Plan. Each RSU represents a contingent right to receive one share of Boyd's common stock. The RSUs granted to the Named Executive Officers in 2012 vest in full upon the third anniversary of the grant date. The RSUs are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Incentive Plans.”

(6)
The exercise price of option awards is based on the fair market value of Boyd's common stock on the date of grant, calculated as the closing sales price for Boyd's common stock on the date of determination.

(7)
Represents the aggregate ASC 718 value of awards made in 2012. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level.

(8)
On December 7, 2006, the Compensation Committee adopted a policy of providing for the automatic grant of Career RSUs on January 2 of each calendar year (or, if January 2 is not a business day, then the next business day) based on the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd's common stock on January 2 or, if January 2 is not a business day, then the next business day. For more information see “Compensation Discussion and Analysis-Career Shares Program.”

Outstanding Equity Awards at Fiscal Year-End Table (2012)
The following table sets forth information regarding unexercised stock options and unvested Restricted Stock Units for each of the Named Executive Officers outstanding as of December 31, 2012.

	Option Awards				Stock Awards
						Market or
	Number of	Number of			Number of	Payout Value
	Securities	Securities			Shares, Units or	of Shares,
	Underlying	Underlying	Option		Other Rights	Units or Other
	Unexercised	Unexercised	Exercise	Option	That Have Not	Rights That Have
	Options	Options (#)	Price	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)(4)
Keith E. Smith	43,333	—	$14.23	5/15/2013	94,957(5)	$630,514
	150,000	—	36.76	12/8/2014	46,189(6)	306,695
	115,000	—	39.96	10/19/2015	46,189(7)	306,695
	115,000	—	39.00	11/2/2016	95,238(8)	632,380
	185,000	—	38.11	12/6/2017	47,619(9)	316,190
	194,265	—	6.60	11/4/2018	95,238(10)	632,380
	231,265	—	7.55	11/3/2019	47,619(11)	316,190
	154,177	77,088(1)	8.34	11/1/2020	—	—
	56,690	113,378(2)	6.70	12/7/2021	—	—
	—	170,068(3)	5.22	11/8/2022	—	—
Robert L. Boughner	150,000	—	36.76	12/8/2014	34,642(6)	230,023
	115,000	—	39.96	10/19/2015	30,710(7)	203,914
	115,000	—	39.00	11/2/2016	42,857(8)	284,570
	130,000	—	39.78	11/7/2017	21,428(9)	142,282
	135,800	—	6.60	11/4/2018	42,857(10)	284,570
	135,800		7.55	11/3/2019	21,428(11)	142,282
	90,534	45,266(1)	8.34	11/1/2020	—	—
	25,511	50,020(2)	6.70	12/7/2021	—	—
	—	76,531(3)	5.22	11/8/2022	—	—
Paul J. Chakmak	40,000	—	16.37	2/2/2014	58,470(5)	388,241
	40,000	—	36.76	12/8/2014	23,095(6)	153,351
	35,000	—	39.96	10/19/2015	34,642(7)	230,023
	75,000	—	39.00	11/2/2016	42,857(8)	284,570
	111,000	—	38.11	12/6/2017	21,428(9)	142,282
	111,000	—	6.60	11/4/2018	42,857(10)	284,570
	138,752		7.55	11/3/2019	21,428(11)	142,282
	92,502	46,250(1)	8.34	11/1/2020	—	—
	25,511	51,020(2)	6.70	12/7/2021	—	—
	—	76,531(3)	5.22	11/8/2022	—	—
Josh Hirsberg	25,000	—	33.31	1/2/2018	23,439(5)	155,635
	20,000	—	6.60	11/4/2018	12,720(7)	84,461
	20,000		7.55	11/3/2019	14,286(8)	94,859
	6,667	3,333(1)	8.34	11/1/2020	7,143(9)	47,430
	8,504	17,006(2)	6.70	12/7/2021	14,286(10)	94,859
	—	25,510(3)	5.22	11/8/2022	7,143(11)	47,430

(1)
These stock options were granted on November 1, 2010 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 1, 2011. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(2)
These stock options were granted on December 7, 2011 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on December 7, 2012. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(3)
These stock options were granted on November 8, 2012 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 8, 2013. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(4)
Pursuant to applicable SEC rules, represents the closing market price of Boyd's common stock on December 31, 2012 ($6.64), multiplied by the aggregate number of Career RSUs, Restricted Stock Units or Performance Shares, as applicable, held by the Named Executive Officer on such date.

(5)
Represents unvested Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd's Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. The only Named Executive Officer whose Career RSUs were fully vested as of December 31, 2012 was Mr. Boughner. The actual market value of Boyd's common stock, if any, ultimately received upon the grantee's termination of service in connection with such Career RSUs can only be determined upon the occurrence of such termination. See “Compensation Discussion and Analysis-Career Shares Program.”

(6)
Represents awards of Restricted Stock Units granted for no consideration pursuant to the 2000 MIP and Stock Incentive Plan in April 2008. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock upon vesting. The Restricted Stock Units will vest in full upon the sooner to occur of (i) April 16, 2013 or (ii) a date after October 16, 2009 upon which the closing price of Boyd's common stock is $25.98 (which represents 150% of the closing price of Boyd's common stock on April 15, 2008) or greater for twenty (20) consecutive trading days beginning on or after October 16, 2009. The Restricted Stock Units are subject to the forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan.

(7)
Represents Restricted Stock Units granted under the Stock Incentive Plan on November 1, 2010. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Incentive Plans.”

(8)
Represents Restricted Stock Units granted under the Stock Incentive Plan on December 7, 2011. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Incentive Plans.”

(9)
Represents Performance Shares granted under the Stock Incentive Plan on December 7, 2011. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Compensation.”

(10)
Represents Restricted Stock Units granted under the Stock Incentive Plan on November 8, 2012. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Incentive Plans.”

(11)
Represents Performance Shares granted under the Stock Incentive Plan on November 8, 2012. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Compensation.”

Option Exercises and Stock Vested Table (2012)
The following table sets forth information regarding the exercise of stock options and the vesting of Restricted Stock Units for each of the Named Executive Officers during the fiscal year ended December 31, 2012.

	Option Awards(1)		Stock Awards(2)
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)(3)
Keith E. Smith	—	$—	46,189	$254,963
Robert L. Boughner	—	—	52,166	334,516(4)
Paul J. Chakmak	—	—	34,642	191,224
Josh Hirsberg	—	—	8,480	46,810

(1)	During 2012, none of the Named Executive Officers exercised any stock options.

(2)
On November 3, 2012, Restricted Stock Units granted to the Named Executive Officers, under the Stock Incentive Plan on November 3, 2009, vested in full in accordance with the terms of their award agreement. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The value realized is calculated by multiplying the closing market price of Boyd's common stock on November 2, 2012, $5.52, the business day of vesting, by the total number of shares that vested.

(3)
Consistent with applicable SEC rules, represents the number of Career RSUs and/or RSUs that vested during 2012 for the applicable Named Executive Officer, multiplied by the market price of the underlying shares of Boyd's common stock on the vesting date.

(4)
Includes Career RSUs that were granted to the Named Executive Officers on January 3, 2012 for no consideration pursuant to Boyd's Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid out in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. Since Mr. Boughner was at least 55 years old and had been employed by Boyd for at least 20 years as of the January 3, 2012 grant date, he was immediately 100% vested in the Career RSUs granted. As a result, the value realized becomes closing market price of Boyd's common stock on January 3, 2012, $7.69, the grant date, multiplied by the number of units. However, consistent with the terms of the Career Shares Program as described above, the Career RSUs of Mr. Boughner will not convert into Boyd's common stock until the termination of his service with Boyd. The value Mr. Boughner receives, if any, upon such conversion can only be determined at the time that his service with Boyd terminates.

Non-Qualified Deferred Compensation Table (2012)
Boyd's Deferred Compensation Plan provides for the deferral of compensation on a basis that is not tax-qualified. Under Boyd's Deferred Compensation Plan, the Named Executive Officers may defer up to 25% of their base salary and up to 75% of their incentive compensation. Boyd may make discretionary matching or additions to a participant's account; however, during 2012, Boyd did not exercise such discretion. For an explanation on a participant's potential distributions, see “-Compensation Discussion and Analysis-Deferred Compensation Plan.” Boyd's Deferred Compensation Plan is a self-directed investment program containing investment features and funds that are substantially similar to Boyd's 401(k) program. The following table sets forth amounts deferred under Boyd's Deferred Compensation Plan, including its predecessor plan, for the year ended December 31, 2012:

	Executive	Aggregate Earnings
	Contributions in	(Losses) in	Aggregate Balance at
	Last FY	Last FY	Last FYE
Name	($)	($)	($)
Keith E. Smith	$ 12,834(1)	$50,438	$ 340,008(2)
Robert L. Boughner	—	23,743	607,738
Paul J. Chakmak	—	24,701	157,950
Josh Hirsberg	—	—	—

(1)	This amount is disclosed in the Summary Compensation Table under the heading “Salary” for 2012.

(2)
Includes $55,002 that was previously disclosed in the Summary Compensation Table under the heading “Salary” for 2011 and $38,500 that was previously disclosed in the Summary Compensation Table under the heading “Bonus” for 2010.

Potential Payments upon Termination or Change in Control (2012)
Under the terms of the 2000 MIP, CIC Plan and Boyd's equity incentive plans, including the individual award agreements under Boyd's equity incentive plans, payments may be made to the Named Executive Officers upon their termination of employment or a change in control of Boyd. See “-Compensation Discussion and Analysis-Post-Termination Compensation” for an explanation of the specific circumstances that would trigger payments under each plan. The description of the plans is qualified by reference to the complete text of the plans, which have been filed with the SEC. Boyd has not entered into any severance agreements with the Named Executive Officers.
The following table sets forth the estimated payments that would be made to each of the Named Executive Officers upon voluntary termination, involuntary termination-not for cause,-for cause, and-as a qualifying termination in connection with a change in control, and death or permanent disability. The payments would be made pursuant to the plans identified in the preceding paragraph. The information set forth in the table assumes:

•	The termination event occurred on December 31, 2012 (the last business day of Boyd's last completed fiscal year);

•	The price per share of Boyd's common stock on the date of termination is $6.64 per share (the closing market price of Boyd's common stock on December 31, 2012 the last trading day in 2012);

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

•
The vesting of all unvested stock options, Restricted Stock Units, Performance Shares and Career RSUs held by the executives is immediately accelerated in full upon a change of control pursuant to discretionary authority of the plan administrator granted pursuant to the particular plan (if not otherwise accelerated pursuant to the terms of the applicable award agreements, terms of the CIC Plan or pursuant to “long service” benefits); and

•
The portion of in-the-money stock options and other equity awards that are subject to accelerated vesting in connection with the termination are immediately exercised and the shares received upon exercise (or upon settlement in the case of Restricted Stock Units, Performance Shares and Career RSUs) are immediately resold at the assumed price per share of Boyd's common stock on the date of termination.

The actual amounts to be paid out can only be determined at the time of such executive's separation from Boyd and may differ materially from the amounts set forth in the table below. The amounts set forth in the table below do not reflect the withholding of applicable state and federal taxes.

	Voluntary	Involuntary Termination				Death or Permanent
	Termination	Not For Cause	For Cause	Change in Control		Disability
Name	($)	($)	($)	($)		($)
Keith E. Smith
CIC Plan	$—	$—	$—	$12,325,201		$—
Short-term/Annual Bonus (2000 MIP)	—	—	—	1,210,000	(2)	1,210,000
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	4,014,922		630,514
Total	—	—	—	17,550,123		1,840,514
Robert L. Boughner
CIC Plan	—	—	—	5,363,187		—
Short-term/Annual Bonus (2000 MIP)	935,000	935,000	935,000	935,000	(1)	935,000
Unvested and Accelerated Awards Under Equity Incentive Plans	1,138,282	1,138,282	—	1,680,893		1,138,282
Total	2,073,282	2,073,282	935,000	7,979,080		2,073,282
Paul J. Chakmak
CIC Plan	—	—	—	5,286,722		—
Short-term/Annual Bonus (2000 MIP)	—	—	—	637,500	(2)	637,500
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	2,066,516		—
Total	—	—	—	7,990,738		637,500
Josh Hirsberg
CIC Plan	—	—	—	2,762,970		—
Short-term/Annual Bonus (2000 MIP)	—	—	—	291,000	(2)	291,000
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	674,976		—
Total	$—	$—	$—	$3,728,946		$291,000

(1)	Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive's termination with or without cause.

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
Compensation Committee Interlocks and Insider Participation
During 2012, members of Boyd's Compensation Committee included three directors, none of whom serve as directors or executive officers of MDFC. None of MDFC's executive officers serves as a director or member of the compensation committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers serving as a director of MDFC or on Boyd's Compensation Committee.

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

•
all of the equity awards granted to employees under Boyd's equity-based plans are subject to multi-year time vesting, which requires an employee to commit to a longer period of employment for such awards to be valuable, and certain of Boyd's equity awards are contingent upon Boyd's performance measured over multiple years.

Board of Directors Report
MDFC's board of directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the board of directors has recommended the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Boyd, the parent company of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Mississippi, Illinois, Iowa, Kansas, Louisiana and Indiana.

Boyd Gaming Corporation		MGM Resorts International

MGM Resorts, Inc.

Boyd Atlantic City, Inc.		MAC, Corp.
(Divestiture Trust)

50% Owner	Marina District Development	50% Owner
Holding Co., LLC (MDDHC)

Marina District Development
Company, LLC (MDDC) (Guarantor)

Marina District Finance
Company, Inc. (MDFC) (Issuer)

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Compensation
As discussed above, each of the directors and executive officers of MDFC is currently employed by Boyd and does not receive any additional compensation for their service to MDFC.
MDDC reimburses Boyd for a portion of the compensation of Robert L. Boughner. Mr. Boughner is MDFC's Executive Vice President and Chief Operating Officer and was MDDC's President and Chief Operating Officer from January 2009 through November 2012. Mr. Boughner also serves as a member of Boyd's board of directors and is Boyd's Executive Vice President and Chief Business Development Officer. In the years ended December, 31, 2012 and 2011, MDDC reimbursed Boyd for Mr. Boughner's compensation in an aggregate amount of approximately $1.4 million and $1.6 million, respectively.
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.5 million at December 31, 2012. Reimbursable expenditures were $10.9 million at December 31, 2012. Reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.
Policies and Procedures Regarding Transactions with Related Persons
We do not have a formal policy regarding the review and approval of related party transactions separate from the policies and procedures employed by Boyd, which apply to MDFC's executive officers and directors, as executive officers of Boyd. Boyd analyzes all transactions in which Boyd or its subsidiaries participates and in which a related person may have a direct or indirect material interest. Related persons include any directors or executive officers of Boyd or its subsidiaries, certain of Boyd's stockholders and their respective immediate family members. As it relates to employees, officers and directors, pursuant to Boyd's Code of Business Conduct and Ethics, which is available on Boyd's website at www.boydgaming.com, a conflict of interest arises when personal interests interfere with the ability to act in the best interests of Boyd or its subsidiaries. Boyd's employees are to disclose any potential conflicts of interest to Boyd's Chief Executive Officer or his designees, who will advise the employee as to whether or not Boyd believes a conflict of interest exists. Employees are also to disclose potential conflicts of interest involving their respective spouses, siblings, parents, in-laws, children, and members of their households. Non-employee directors are also to discuss any concerns with the Chairman of Boyd's Corporate Governance and Nominating Committee or the General Counsel.
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

Audit and Non-Audit Fees
The following table sets forth the aggregate fees billed by Deloitte for the audits and other services provided to the Company for fiscal years 2012 and 2011.

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees(1)	$275,000	$250,000
Audit-Related Fees(2)	—	50,000
Tax Fees(3)	59,000	33,340
Total	$334,000	$333,340

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

Audit Committee Pre-Approval of Audit and Non-Audit Services
Boyd's Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Boyd's Audit Committee has adopted a policy for the pre-approval of services provided by our independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Boyd's Audit Committee has delegated its pre-approval authority to the Chairman of the Audit

Committee. The Chairman is required to report any decisions to the Audit Committee at the next scheduled committee meeting. All services provided by Deloitte in fiscal years 2012 and 2011 were in compliance with Boyd's policy relating to the pre-approval of services.

PART IV.

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

We have audited the accompanying consolidated balance sheets of Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC” or "Subsidiary") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in members equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marina District Development Company, LLC and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 28, 2013

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
as of December 31, 2012 and 2011
______________________________________________________________________________________________________

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$34,125	$46,224
Accounts receivable, net	37,199	34,012
Inventories	3,864	4,303
Prepaid expenses and other current assets	6,742	6,685
Deferred income taxes	2,196	1,656
Total current assets	84,126	92,880
Property and equipment, net	1,250,783	1,282,459
Debt financing costs, net	4,298	5,350
Other assets, net	39,362	41,806
Total assets	$1,378,569	$1,422,495
LIABILITIES AND MEMBERS EQUITY
Current liabilities
Accounts payable	$3,642	$8,459
Accrued liabilities	96,683	92,443
Income taxes payable, net	656	599
Total current liabilities	100,981	101,501
Long-term debt, net	793,324	809,808
Deferred income taxes	12,280	13,376
Other long-term tax liabilities	11,452	11,647
Other liabilities	15,787	16,227
Commitments and contingencies (Note 6)
Members equity	444,745	469,936
Total liabilities and members equity	$1,378,569	$1,422,495
The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
REVENUES
Operating revenues:
Gaming	$609,128	$648,442	$643,904
Food and beverage	140,391	148,083	147,751
Room	114,505	116,537	115,199
Other	39,515	41,458	42,931
Gross revenues	903,539	954,520	949,785
Less promotional allowances	217,317	224,246	211,356
Net revenues	686,222	730,274	738,429
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	254,935	263,871	263,823
Food and beverage	71,584	71,358	69,489
Room	13,492	14,535	13,992
Other	31,712	33,277	34,334
Selling, general and administrative	139,101	126,941	123,963
Maintenance and utilities	59,633	61,834	63,435
Depreciation and amortization	63,956	61,745	69,640
Other operating items, net	(4,889)	1,569	60
Preopening expenses	240	229	—
Total operating costs and expenses	629,764	635,359	638,736
Operating income	56,458	94,915	99,693
Other expense
Interest expense, net	82,902	84,772	50,199
Total other expense	82,902	84,772	50,199
Income (loss) before state income taxes	(26,444)	10,143	49,494
State income taxes	1,253	(1,738)	(5,273)
Net income (loss)	$(25,191)	$8,405	$44,221

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS EQUITY
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Capital Contributions	Retained Earnings/ (Accumulated Deficit)	Total Members Equity
	(In thousands)
Balances, January 1, 2010	$477,507	$221,274	$698,781
Distributions	(30,807)	(250,664)	(281,471)
Net income	—	44,221	44,221
Balances, December 31, 2010	446,700	14,831	461,531
Net income	—	8,405	8,405
Balances, December 31, 2011	446,700	23,236	469,936
Net loss	—	(25,191)	(25,191)
Balances, December 31, 2012	$446,700	$(1,955)	$444,745

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$(25,191)	$8,405	$44,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,956	61,745	69,640
Gain from insurance recoveries	(7,694)	(356)	—
Amortization of debt financing costs	1,349	1,462	4,908
Amortization of discounts on senior secured notes	3,716	3,390	1,294
Deferred income taxes	(1,636)	(981)	(61)
Provision for doubtful accounts	1,954	3,304	3,469
Noncash asset write-downs	2,805	1,930	—
Gain on early retirements of debt	—	(6)	—
Write-down of debt financing costs	146	1,029	—
Other operating activities	30	1,290	1,450
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	(7,092)	(3,092)
Inventories	439	84	40
Prepaid expenses and other current assets	(57)	3,860	236
Income taxes receivable/payable	57	(5,905)	95
Other long-term tax assets	521	254	208
Other assets, net	(1,437)	(5,362)	(3,945)
Accounts payable and accrued liabilities	(390)	(1,817)	27,739
Other long-term tax liabilities	(195)	855	690
Other liabilities	(440)	357	(695)
Net cash provided by operating activities	36,542	66,446	146,197
Cash Flows from Investing Activities
Capital expenditures	(34,742)	(32,626)	(15,663)
Insurance proceeds for replacement assets	3,944	356	—
Other investing activities, net	2,800	—	(1,060)
Net cash used in investing activities	(27,998)	(32,270)	(16,723)
Cash Flows from Financing Activities
Borrowings under bank credit facility	632,700	741,300	686,643
Payments under bank credit facility	(652,900)	(762,000)	(1,305,362)
Payments to repurchase senior secured notes	—	(8,198)	—
Net proceeds from issuance of senior secured notes	—	—	773,176
Debt financing costs	(443)	(1,153)	(7,255)
Distribution to members	—	—	(281,471)
Net cash used in financing activities	(20,643)	(30,051)	(134,269)
Increase (decrease) in cash and cash equivalents	(12,099)	4,125	(4,795)
Cash and cash equivalents, beginning of period	46,224	42,099	46,894
Cash and cash equivalents, end of period	$34,125	$46,224	$42,099

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$77,693	$87,872	$13,117
Cash paid for income taxes, net	—	7,514	4,340
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$—	$187	$—
Extinguishment of former credit facility with advance from bank credit facility	$—	$—	$73,010

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Marina District Development Company LLC ("MDDC") is the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC, which has fully and unconditionally guaranteed it securities.

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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly owned subsidiary of MGM Resorts International (the successor-in-interest to MGM MIRAGE) (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), in which each originally held a 50% interest in Marina District Development Holding Company, LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Iowa, Louisiana, Mississippi, Kansas and Indiana.

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement of the State of New Jersey (the “NJDGE”). MGM subsequently announced that it had entered into an amendment to the agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provides that the deadline for the mandated sale of the MGM Interest be increased by an additional 18 months to March 24, 2014. MGM filed a petition with the NJCCC on February 8, 2013 which was joined by Boyd Gaming Corporation and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the Interest in MDDC has been tolled to allow the NJCCC to complete a review of MGM's application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Investment in unconsolidated subsidiary, which is less than 50% owned and does not meet the consolidation criteria of the authoritative accounting guidance for voting or variable interest models, is accounted for under the equity method. During the year ended December 31, 2011, we reclassified our investment in unconsolidated subsidiary to other assets based on the relative immateriality of such investment and to reflect the fact that the investment was being liquidated.

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance, January 1	$23,555	$23,313	$24,556
Additions	1,954	3,304	3,469
Deductions	(3,153)	(3,062)	(4,712)
Ending balance, December 31,	$22,356	$23,555	$23,313

Management does not believe that any significant concentration of credit risk existed at December 31, 2012.

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

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All resulting recognized impairment charges are recorded as operating expenses.

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest for the years ended December 31, 2012 and 2011 was $0.5 million and $0.4 million, respectively. We did not capitalize any interest for the year ended December 31, 2010.

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

CRDA Investments
New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by: (i) investing in qualified eligible direct investments; (ii) making qualified contributions; or (iii) depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. Our gross deposits with the CRDA eligible to be used to fund qualified investments were $45.8 million and $40.0 million as of December 31, 2012 and 2011, respectively, and are included in other assets, net on our consolidated balance sheet.

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

ACES suspended services in September 2011, and accordingly, the joint venture agreement terminated in January 2012, which forced a liquidation of the joint venture's assets. During the year ended December 31, 2011, we recorded a non-cash impairment charge to our investment in the unconsolidated subsidiary in the amount of $1.1 million, representing the amount by which the carrying value of the investment exceeded its contractual liquidated value.

In October 2012, the primary assets held by ACES were liquidated, and we received $2.8 million representing our share of the proceeds. The dissolution efforts of the joint venture continue with further liquidation of the remaining miscellaneous assets. As of December 31, 2012 and 2011, the carrying value of our net investment in ACES was less than $0.1 million and $2.8 million, respectively, and is included in other assets, net on our consolidated balance sheets.

Loyalty Programs
We have established promotional programs to encourage repeat business from frequent and active customers. Members earn points based on gaming activity, and such points can be redeemed for a specified period of time, principally for restricted free play slot

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

Long-Term Debt, Net
Long-term debt is reported at amortized cost. The discounts on the senior secured notes and the transaction costs paid to the initial purchasers upon issuance are recorded as adjustments to the face amounts of our outstanding debt. This resulting difference between the net proceeds upon issuance of the senior secured notes and the face amounts of the senior secured notes are accreted to interest expense using the effective interest method over the term of the underlying debt.

Self-Insurance Reserves
We are self-insured for general liability costs and self-insured up to certain stop loss amounts for employee health coverage. Borgata is currently self-insured with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Certain of these claims represent obligations to make future payments; and therefore we discount such reserves to an amount representing the present value of the claims which will be paid in the future using a blended rate, which represents the inherent risk and the average payout duration. Self-insurance reserves are included in other liabilities on our consolidated balance sheets.

	December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$8,095	$6,807	$6,889
Additions:
Charged to costs and expenses	18,455	18,611	15,303
Payments made	(17,467)	(17,323)	(15,385)
Ending balance	$9,083	$8,095	$6,807

Income Taxes
As a single member LLC, MDDC is treated as a disregarded entity for federal income tax purposes. As such, it is not subject to federal income tax and its income is treated as earned by its member, MDDHC. MDDHC is treated as a partnership for federal income tax purposes and federal income taxes are the responsibility of its members. In New Jersey, casino partnerships are subject to state income taxes under the New Jersey Casino Control Act; therefore, MDDC, considered a casino partnership, is required to record New Jersey state income taxes. In 2004, MDDC was granted permission by the state of New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with the members of its parent, MDDHC. The amounts reflected in the consolidated financial statements are reported as if MDDC was taxed for state purposes on a stand-alone basis; however, MDDC files a consolidated state tax return with the members of MDDHC.

The amounts due to these members, are a result of the member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	December 31,
	2012	2011
	(In thousands)
Amounts payable to members of MDDHC	$1,695	$1,642
Amounts receivable - State	(1,039)	(1,043)
Income taxes payable, net	$656	$599

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rooms	$71,979	$70,869	$70,329
Food and beverage	52,859	56,581	57,944
Other	92,479	96,796	83,083
Total promotional allowances	$217,317	$224,246	$211,356

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rooms	$23,066	$22,647	$22,057
Food and beverage	42,067	42,471	42,141
Other	11,584	11,908	11,075
Total cost of promotional allowances	$76,717	$77,026	$75,273

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes were $44.3 million and $47.3 million and $47.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $15.1 million, $14.1 million and $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Preopening Expenses
Certain costs of start-up activities were expensed as incurred. During the years ended December 31, 2012 and 2011, we expensed $0.2 million and $0.2 million, respectively. We did not incur any preopening expenses during the year ended December 31, 2010.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Concentrations of Credit Risk
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

Concentrations of credit risk, with respect to gaming receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved gaming customers only following credit checks and investigations of creditworthiness.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, value of certain funds deposited with the CRDA, estimated cash flows in assessing the recoverability of long-lived assets, certain tax liabilities, self-insured liability reserves, various loyalty point programs, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,411,110	1,396,312
Furniture and equipment	310,674	305,624
Construction in progress	5,705	17,370
Total property and equipment	1,814,790	1,806,607
Less accumulated depreciation	564,007	524,148
Property and equipment, net	$1,250,783	$1,282,459
Depreciation expense was $63.4 million, $61.7 million and $69.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. Major items included in construction in progress at December 31, 2012 and December 31, 2011 include various property improvement and capital projects currently in process. The decrease in construction in progress of $11.7 million at December 31, 2012, as compared to December 31, 2011, is primarily due to the timing of the room refurbishment project at the Borgata hotel, which commenced during the fourth quarter of 2011 and was completed during the year ended December 31, 2012. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
We test certain of these property and equipment assets for recoverability if a recent operating cash flow loss, combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses, is associated with the use of a long-lived asset.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

NOTE 3.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued expenses and other liabilities	$32,343	$27,941
Payroll and related expenses	16,972	19,760
Gaming liabilities	24,694	22,068
Accrued interest	22,674	22,674
Total accrued liabilities	$96,683	$92,443

NOTE 4.    LONG-TERM DEBT, NET

Long-term debt, net consists of the following:

	December 31, 2012
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Bank credit facility	$20,000	$—	$—	$20,000
9.50% Senior Secured Notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% Senior Secured Notes due 2018	393,500	(2,103)	(7,620)	383,777
	$811,500	$(4,628)	$(13,548)	$793,324

	December 31, 2011
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Bank credit facility	$40,200	$—	$—	$40,200
9.50% Senior Secured Notes due 2015	398,000	(3,271)	(7,680)	387,049
9.875% Senior Secured Notes due 2018	393,500	(2,366)	(8,575)	382,559
	$831,700	$(5,637)	$(16,255)	$809,808

Bank Credit Facility
Significant Terms
On August 6, 2010, Marina District Finance Company, Inc. (the “MDFC”) announced that it had closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility (the "amended credit facility") and the issuance of $800 million of aggregate principal amount of notes. MDFC is a wholly-owned subsidiary of Marina District Development Company ("MDDC"), which develops and owns Borgata, and which is the guarantor of both the amended credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to Borgata's joint venture owners.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

On November 11, 2011, we entered into a First Amendment to Credit Agreement (the "First Credit Facility Amendment") among MDFC, MDDC, certain other financial institutions (each a "Lender", and collectively the "Lenders") and Wells Fargo, National Association ("Wells Fargo"), as administrative agent (in such capacity, "Administrative Agent") for the Lenders. The terms of the credit facility modifies certain terms of the bank credit facility among Borgata, the Lenders from time to time party thereto, the Administrative Agent, and Wells Fargo.

On December 27, 2012, MDFC entered into a Second Amendment to Credit Agreement among MDFC, MDDC and Wells Fargo, as administrative agent for the Lenders that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $110 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the credit facility does not exceed $50 million and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125 million for the most recently ended period of four consecutive fiscal quarters prior thereto (without giving effect to the adjustment described in cause (iii) above).

As amended, the amended credit facility provides for a $60 million senior secured revolving credit facility and matures in August 2014. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the amended credit facility have priority in payment to our senior secured notes.

At December 31, 2012, the outstanding balance under the credit facility was $20.0 million, leaving contractual availability of $40.0 million. The interest rate on the outstanding borrowings at December 31, 2012 was 4.9%.

Guarantees
Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of the credit facility.

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
Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum Consolidated EBITDA (as defined in the amended credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's ability to incur additional debt; and (iii) imposing restrictions on Borgata's ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We believe that we were in compliance with the amended credit facility covenants, including the minimum Consolidated EBITDA.

Debt Financing Costs
In conjunction with the amended credit facility, during years ended December 31, 2012, 2011 and 2010, we incurred $0.4 million, $1.2 million and $3.0 million, respectively, in incremental debt financing costs which have been deferred and are being amortized over the remaining term of the amended credit facility. During the year ended December 31, 2012, we also accelerated the amortization of approximately $0.1 million of the outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our amended credit facility. During the year ended December 31, 2011, we also accelerated the amortization of approximately $1.0 million of the outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our amended credit facility. During the year ended

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

December 31, 2010, we accelerated the amortization of approximately $2.0 million of the remaining deferred loan fees associated with our former credit facility.
Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, at an issue price of 98.943%, resulting in a discount at issuance of $4.2 million. The notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at December 31, 2012.

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
9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at December 31, 2012.

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
Original Issue Discount
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At December 31, 2012, the effective interest rates on the 9.50% notes due 2015 and the 9.875% notes due 2018 were each 10.3%.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2012, our coverage ratio (as defined in the indenture) was below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million senior secured credit facility. At December 31, 2012, the outstanding balance under the amended credit facility was $20.0 million leaving contractual availability of $40.0 million.

The scheduled maturities of the face amounts of long-term debt, as of December 31 2012 are as follows:

For the Year Ending December 31,	(In thousands)
2013	$—
2014	20,000
2015	398,000
2016	—
2017	—
Thereafter	393,500
$811,500

NOTE 5.    INCOME TAXES

Provision for (Benefit from) State Income Taxes
A summary of the provision for (benefit from) state income taxes is as follows:

	December 31,
	2012	2011	2010
	(In thousands)
State
Current	$57	$1,610	$4,436
Deferred	(1,310)	128	837
Provision for (benefit from) state income taxes	$(1,253)	$1,738	$5,273

The following table provides a reconciliation between the state statutory rate and the effective income tax rate where both are expressed as a percentage of income.

	December 31,
	2012	2011	2010
Tax provision at state statutory rate	9.0%	9.0%	9.0%
Accrued interest on uncertain tax benefits	(2.1)	7.7	1.4
New jobs investment tax credit	(1.9)	—	—
Other, net	(0.3)	0.5	0.3
Total state income tax provision	4.7%	17.2%	10.7%

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

The components comprising the Company's net deferred state tax liability are as follows:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

	December 31,
	2012	2011
	(In thousands)
Deferred state tax assets
Net operating carryforward loss	$2,451	$—
Gaming taxes	1,949	1,834
Provision for doubtful accounts	1,715	1,830
Reserve for employee benefits	772	736
Other	1,385	1,173
Gross deferred state tax assets	8,272	5,573

Deferred state tax liabilities
Difference between book and tax basis of property	17,482	16,530
Reserve differential for gaming activities	229	174
Other	645	589
Gross deferred state tax liabilities	18,356	17,293
Net deferred state tax liabilities	$10,084	$11,720

The items comprising our deferred state income taxes as presented on our consolidated balance sheets are as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Non-current deferred income tax liability	$12,280	$13,376
Current deferred income tax asset	2,196	1,656
Net deferred state tax liability	$10,084	$11,720

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefit, January 1	$9,068	$8,836	$8,714
Additions based on tax positions related to current year	10	212	236
Additions based on tax positions related to prior years	—	196	—
Reductions based on tax positions settled with taxing authorities	(1,078)	—	—
Reductions based on tax positions related to prior years	(1,775)	(176)	(114)
Unrecognized tax benefit, December 31	$6,225	$9,068	$8,836

Included in the $6.2 million balance of unrecognized tax benefits at December 31, 2012 are $6.0 million of tax benefits that, if recognized, would affect the effective tax rate and $0.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the years ended December 31, 2012, 2011 and 2010, we recognized accrued interest and penalties of approximately $(0.5) million, $0.6 million and $0.6 million, respectively. We have $2.4 million and $3.0 million for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.

Status of Examinations
We are subject to state taxation in New Jersey and our state tax returns are subject to examination for tax years ended on or after December 31, 2001. Our state tax return for the year ended December 31, 2001 is open to the extent of a net operating loss carryforward utilized in subsequent years. Statute expirations, related to state income tax returns filed for years prior to December 31, 2007 have been extended to March 31, 2014. The statute of limitations for all remaining state income tax returns will begin to expire over the period October 2013 through October 2017. As we are a partnership for federal income tax purposes, we are not subject to federal income tax.

During 2012 we received Notices of Proposed Adjustments (“Adjustments”) in connection with our 2005 to 2009 Internal Revenue Service ("IRS") examination. We have agreed to certain Adjustments and the related state tax effect is presented in our consolidated balance sheet, we continue to evaluate the remaining Adjustments and to the extent they remain unresolved at the IRS audit's conclusion and we intend to contest such Adjustments through available administrative procedures. We effectively settled our federal income tax audits related to the tax returns filed for the years ended December 31, 2003 and December 31, 2004, which resulted in a reduction of our unrecognized tax benefit by $2.2 million. Any adjustments related to the federal examination would affect the members of MDDHC, as we are not subject to federal income tax. Additionally, our New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2006 are under audit by the New Jersey Division of Taxation. It is difficult to determine when these examinations will be closed. We have recorded the expected state tax impact to our unrecognized tax benefits of certain federal income tax adjustments that have been settled with the IRS, for which the state and federal tax treatment should be consistent. The adjustments primarily relate to the appropriate class lives of certain depreciable assets. As it relates to years under audit and unaudited open years, we do not anticipate any material changes, over the next 12 month period, to our unrecognized tax benefits as of December 31, 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments
Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not have any future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
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

Our CRDA obligations for the years ended December 31, 2012, 2011 and 2010 were $7.7 million, $8.1 million and $8.1 million, respectively, of which valuation provisions of $4.4 million, $3.5 million and $4.6 million, respectively, were recorded due to the respective underlying agreements.
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
Under the terms of the Agreement, the Casinos were required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. For each year, each casino's share of the scheduled payments equated to a percentage representing its gross gaming revenue for the prior calendar year compared to the gross gaming revenues for that period for all Casinos. Each casino, solely and individually, was responsible for its respective share of the scheduled amounts due. As a result, we expensed our pro rata share of the $90 million, approximately $15.0 million, based on our actual market shares of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $5.1 million during each of the years ended December 31, 2011 and 2010, related to our share of the contributions.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. During the years ended December 31, 2012 and 2011, we incurred expenses of $6.1 million and $0.9 million, respectively, for our pro rata share of the contributions to the ACA.

Leases
As of December 31, 2012, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MGM, as lessor, for a total of approximately 19.6 acres that provide the land on which our existing employee parking garage, public space

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. On November 4, 2010, MGM sold the land on which the employee parking garage, public space expansion and rooms expansion reside, as well as, the undeveloped parcel. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid per square foot under the parking structure ground lease) and property taxes pursuant to the ground lease for the undeveloped parcel, our obligations under the ground leases were not modified by the sale. The leases consist of:

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

•	Ground Lease Agreement, dated as of March 23, 2010, for approximately 1.4 acres of undeveloped land.
Pursuant to the ground lease for the undeveloped parcel, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases, MDDC became responsible for all real property taxes assessed against the land underlying ground lease and (ii) payment of monthly rent under ground lease was deferred until July 2, 2010, the date 18 months following the execution of the sale agreement. Effective as of the date of execution of the sale agreement, the monthly rent due under the ground lease was in an amount consistent with the rent due under the parking structure ground lease on a per square foot basis.

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
If during the term of the rooms expansion ground lease, the public space expansion ground lease or the ground lease for the undeveloped parcel, the third party landlord ("Landlord") or any person associated with the Landlord is found by the NJCCC to be unsuitable to be associated with a casino enterprise and such person is not removed from such association in a manner acceptable to the NJCCC, then MDDC may, upon written notice to the Landlord, elect to purchase the leased land for the appraised value as determined under the terms of such ground leases, unless the Landlord elects, upon receipt of such notice, to sell the land to a third party, subject to the ground leases. If the Landlord elects to sell the land to a third party but is unable to do so within one year, then the Landlord must sell the land to MDDC for the appraised value.
In addition, MDDC has an option to purchase the land leased under the parking structure ground lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of parking structure ground lease. In the event that the land underlying the surface parking lot ground lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the ground lease for the undeveloped parcel.

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases (principally for land, see above and Note 11, Related Party Transactions) as of December 31, 2012 are as follows:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

For the Year Ending December 31,
(In thousands)
2013	$7,195
2014	6,863
2015	6,480
2016	6,413
2017	6,382
Thereafter	323,931
Total	$357,264

For the years ended December 31, 2012, 2011 and 2010, total rent expense was $13.8 million, $12.6 million and $12.0 million, respectively, which were included in Sales, General and Administrative accounts in the consolidated statements of operations.
Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, as of December 31, 2012 is as follows:

For the Year Ending December 31,
(In thousands)
2013	$1,842
2014	1,842
2015	1,842
2016	1,743
2017	1,672
Thereafter	6,857
Total	$15,798

For the years ended December 31, 2012, 2011 and 2010, total rent income was $3.3 million, $3.1 million and $3.3 million, respectively, which is recorded as other income in the consolidated statements of operations.

Contingencies
Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material impact on our financial position, results of operations or cash flows.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	December 31, 2012
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$34,125	$34,125	$—	$—
CRDA investments, net	28,464	—	—	28,464

	December 31, 2011
	Balance	Level 1	Level 2	Level 3
		(In thousands)
Assets
Cash and cash equivalents	$46,224	$46,224	$—	$—
CRDA investments, net	25,905	—	—	25,905

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2012 and 2011.

The fair value of our CRDA investments, classified in the fair value hierarchy as Level 3, is based on the estimates of realizable value applied to the balances on statements received from the CRDA at December 31, 2012 and 2011. The change in fair value did not have an impact on the net income (loss) during the years ended December 31, 2012 and 2011.

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy

	(In thousands)
Amended Credit Facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total long-term debt	$811,500	$793,324	$796,100

	December 31, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy

	(In thousands)
Amended Credit Facility	$40,200	$40,200	$40,200	Level 2
9.50% Senior Secured Notes due 2015	398,000	387,049	378,100	Level 1
9.875% Senior Secured Notes due 2018	393,500	382,559	358,085	Level 1
Total long-term debt	$831,700	$809,808	$776,385

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

The carrying value of our amended credit facility at December 31, 2012 and 2011 approximates its estimated fair value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of December 31, 2012 and 2011.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2012 and 2011.

NOTE 8.    OTHER OPERATING ITEMS, NET

Other operating items, net, is comprised of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Impairment of assets	$2,811	$1,051	$—
Loss (gain) on disposal of assets	(6)	880	60
Gain from insurance recoveries	(7,694)	(356)	—
Gain on early retirement of debt	—	(6)	—
Other operating items, net	$(4,889)	$1,569	$60

Impairment of Assets
During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned. During the year ended December 31, 2011, we recorded a non-cash impairment charge related to our investment in ACES of $1.1 million, representing the amount by which the carrying value of the investment exceeded its contractual liquidation value.

Loss (Gain) on Disposal of Assets
During the years ended December 31, 2012, 2011, and 2010, losses and gains on disposal of assets is comprised of amounts recognized in connection with our disposal of assets in the ordinary course of business.

Gain from Insurance Recoveries
During the year ended December 31, 2012, we recognized a gain of $7.7 million consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during construction of The Water Club at Borgata in September 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the NJDGE for three days in August 2011 related to Hurricane Irene.

Gain on early retirement of debt
During the year ended December 31, 2011, we repurchased and retired $2.0 million of the 9.5% senior secured notes and $6.5 million of the 9.875% senior secured notes resulting in a gain on early retirement of debt.

NOTE 9. EMPLOYEE BENEFIT PLANS

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

•	We may contribute assets to the multi-employer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled $6.7 million, $6.0 million and $6.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. These aggregate contributions were not individually significant to any of the respective plans. There were no significant changes that would affect the comparability of our employer contributions during the years ended December 31, 2012, 2011 and 2010. Our share of unfunded vested liabilities related to certain multi-employer pension plans was $68.4 million as of January 1, 2011.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $1.4 million, $1.4 million and $1.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 10.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected quarterly financial information for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Year
	(In thousands)
Summary Operating Results:
Net revenues	$176,151	$175,415	$187,091	$147,565	$686,222
Operating income	23,630	16,916	18,928	(3,016)	56,458
Net income (loss)	2,572	(3,341)	(1,812)	(22,610)	(25,191)

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Year
	(In thousands)
Summary Operating Results:
Net revenues	$169,090	$182,756	$202,018	$176,410	$730,274
Operating income	15,502	21,533	35,471	22,409	94,915
Net income (loss)	(4,951)	1	12,926	429	8,405

NOTE 11. RELATED PARTY TRANSACTIONS

We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

Ground Leases
We entered into a series of ground lease agreements with MGM totaling 19.6 acres that provide the land on which our existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as an undeveloped parcel. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is six months after notice is given. On November 4, 2010, MGM sold the land on which the employee parking garage, public space expansion and rooms expansion reside, as well as the undeveloped parcel. We did not have any amounts due to MAC or the third-party land owner for these types of expenditures at December 31, 2012, 2011 or 2010. Total rent incurred for ground lease agreements was $5.8 million, $5.1 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, which was included in selling, general and

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010
______________________________________________________________________________________________________

administrative on the consolidated statements of operations. Of these amounts, rent paid to MGM was less than $0.1 million for each of the years ended December 31, 2012 and 2011, and was $0.2 million for the year ended December 31, 2010.
Pursuant to the ground lease agreements, we are responsible for the direct payment of related property taxes. As such, we did not have any amounts due to MAC or the third party land owner for these types of expenditures at December 31, 2012, 2011 or 2010. Total property taxes incurred for ground lease agreements were $15.6 million, $14.0 million, and $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, which was included in selling, general and administrative on the consolidated statements of operations. Of these amounts, property taxes paid related to MAC was $2.8 million, $2.5 million, and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively,

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third-party insurance premiums, certain advertising and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.5 million and $0.3 million at December 31, 2012, and 2011, respectively. Reimbursable expenditures were $10.9 million, $10.0 million, and $9.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Reimbursable expenses, with the exception of deferred financing fees, are included in selling, general and administrative on the consolidated statements of operations.

NOTE 12. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2012. During this period, we did not identify any subsequent events, the effects of which would require adjustment to our financial position or results of operations as of and for the year ended December 31, 2012.

2. Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.2	Restated Bylaws of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.2 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.3	Operating Agreement of Marina District Development Company, LLC.	Incorporated by reference to Exhibit 3.3 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.1	Indenture, dated as of August 6, 2010, by and among the Company, MDDC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.2	Form of 9.500% Senior Secured Note due 2015.	Included in Exhibit 4.1.

4.3	Form of 9.875% Senior Secured Note due 2018.	Included in Exhibit 4.1.

4.4	Registration Rights Agreement, dated as of August 6, 2010.	Incorporated by reference to Exhibit 4.4 to MDFC's registration statement on Form S-4 flied on April 1, 2011.

4.5	Credit Agreement, entered into as of August 6, 2010.	Incorporated by reference to Exhibit 4.5 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.6	First Lien Intercreditor and Collateral Agency Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.6 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.7	Fee and Leasehold Mortgage, Assignments of Rents and Leases.	Incorporated by reference to Exhibit 4.7 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.8	Security Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.8 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.9	Intercompany Note due 2015 dated August 6, 2010.	Incorporated by reference to Exhibit 4.9 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.10	Intercompany Note due 2018 dated August 6, 2010.	Incorporated by reference to Exhibit 4.10 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.11	Intercompany Note dated August 6, 2010.	Incorporated by reference to Exhibit 4.11 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.12	First Amendment to Credit Agreement, dated November 11, 2011.	Incorporated by reference on the Annual Report on Form 10-K filed on March 30, 2012.

4.13	Second Amendment to Credit Agreement, dated December 27, 2012.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on December 28, 2012.

10.1	Lease and Option Agreement dated January 16, 2002, as amended.	Incorporated by reference to Exhibit 10.1 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.2	Expansion Ground Lease, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.2 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.3	Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.3 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.4	Surface Lot Ground Lease, dated August 20, 2004, as amended.	Incorporated by reference to Exhibit 10.4 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.5	Ground Lease Agreement, dated as of March 23, 2010.	Incorporated by reference to Exhibit 10.5 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

12.0	Computation of Ratio of Earnings to Fixed Charges	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP	Filed electronically herewith.

24.1	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Filed electronically herewith.

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Filed electronically herewith.

101	XBRL Information
The following materials from Marina District Finance Company, Inc.'s on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2013.

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

Signature	Title	Date

/S/ WILLIAM S. BOYD	Director	March 28, 2013
William S. Boyd

/S/ MARIANNE BOYD JOHNSON	Director	March 28, 2013
Marianne Boyd Johnson

/S/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 28, 2013
Keith E. Smith	(Principal Executive Officer)

/S/ ROBERT L. BOUGHNER	Executive Vice President, Chief Business Development Officer and Director	March 28, 2013
Robert L. Boughner

/S/ JOSH HIRSBERG	Vice President, Chief Financial Officer and Treasurer	March 28, 2013
Josh Hirsberg	(Principal Financial Officer and Principal Accounting Officer)

/S/ PAUL J. CHAKMAK	Vice President and Secretary	March 28, 2013
Paul J. Chakmak

Exhibit Index

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.2	Restated Bylaws of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.2 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.3	Operating Agreement of Marina District Development Company, LLC.	Incorporated by reference to Exhibit 3.3 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.1	Indenture, dated as of August 6, 2010, by and among the Company, MDDC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.2	Form of 9.500% Senior Secured Note due 2015.	Included in Exhibit 4.1.

4.3	Form of 9.875% Senior Secured Note due 2018.	Included in Exhibit 4.1.

4.4	Registration Rights Agreement, dated as of August 6, 2010.	Incorporated by reference to Exhibit 4.4 to MDFC's registration statement on Form S-4 flied on April 1, 2011.

4.5	Credit Agreement, entered into as of August 6, 2010.	Incorporated by reference to Exhibit 4.5 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.6	First Lien Intercreditor and Collateral Agency Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.6 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.7	Fee and Leasehold Mortgage, Assignments of Rents and Leases.	Incorporated by reference to Exhibit 4.7 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.8	Security Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.8 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.9	Intercompany Note due 2015 dated August 6, 2010.	Incorporated by reference to Exhibit 4.9 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.10	Intercompany Note due 2018 dated August 6, 2010.	Incorporated by reference to Exhibit 4.10 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.11	Intercompany Note dated August 6, 2010.	Incorporated by reference to Exhibit 4.11 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.12	First Amendment to Credit Agreement, dated November 11, 2011.	Incorporated by reference on the Annual Report on Form 10-K filed on March 30, 2012.

4.13	Second Amendment to Credit Agreement, dated December 27, 2012.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on December 28, 2012.

10.1	Lease and Option Agreement dated January 16, 2002, as amended.	Incorporated by reference to Exhibit 10.1 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.2	Expansion Ground Lease, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.2 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.3	Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.3 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.4	Surface Lot Ground Lease, dated August 20, 2004, as amended.	Incorporated by reference to Exhibit 10.4 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.5	Ground Lease Agreement, dated as of March 23, 2010.	Incorporated by reference to Exhibit 10.5 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

12.0	Computation of Ratio of Earnings to Fixed Charges	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP	Filed electronically herewith.

24.1	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Filed electronically herewith.

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Filed electronically herewith.

101	XBRL Information
The following materials from Marina District Finance Company, Inc.'s on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.