Form 10-Q
period 2013-03-31
Marina District Finance Company, Inc.
filed 2013-05-15
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

EXPLANATORY NOTE

The registrant has filed all reports that would have been required to be filed by the Securities Exchange Act of 1934, as amended, if the registrant was subject to such requirements.
MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

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
The accompanying unaudited consolidated financial statements of MDDC have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").
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
The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in MDFC's Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission ("SEC") on March 28, 2013.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
as of March 31, 2013 and December 31, 2012

______________________________________________________________________________________________________

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,433	$34,125
Accounts receivable, net	32,753	37,199
Inventories	4,006	3,864
Prepaid expenses and other current assets	42,171	6,742
Deferred income taxes	2,171	2,196
Total current assets	117,534	84,126
Property and equipment, net	1,238,224	1,250,783
Debt financing costs, net	3,946	4,298
Other assets, net	39,817	39,362
Total assets	$1,399,521	$1,378,569
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$3,941	$3,642
Accrued liabilities	131,106	96,683
Income taxes payable, net	656	656
Total current liabilities	135,703	100,981
Long-term debt, net	788,307	793,324
Deferred income taxes	11,483	12,280
Other long-term tax liabilities	11,690	11,452
Other liabilities	15,628	15,787
Commitments and contingencies (Note 6)
Member equity	436,710	444,745
Total liabilities and member equity	$1,399,521	$1,378,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
	(Unaudited)
REVENUES
Operating revenues:
Gaming	$145,679	$155,453
Food and beverage	33,935	36,246
Room	26,674	27,157
Other	9,192	8,578
Gross revenues	215,480	227,434
Less promotional allowances	49,836	51,283
Net revenues	165,644	176,151
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	61,145	63,048
Food and beverage	17,328	17,841
Room	2,997	3,203
Other	6,678	6,331
Selling, general and administrative	34,775	32,540
Maintenance and utilities	14,269	14,260
Depreciation and amortization	15,914	15,191
Other operating items, net	334	107
Total operating costs and expenses	153,440	152,521
Operating income	12,204	23,630
Other expense
Interest expense, net	20,774	20,482
Total other expense	20,774	20,482
Income (loss) before state income taxes	(8,570)	3,148
State income taxes	535	(576)
Net income (loss)	$(8,035)	$2,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the three months ended March 31, 2013
______________________________________________________________________________________________________

	Capital Contributions	Accumulated Deficit	Total Member Equity
	(In thousands)
	(Unaudited)
Balances, January 1, 2013	$446,700	$(1,955)	$444,745
Net loss	—	(8,035)	(8,035)
Balances, March 31, 2013	$446,700	$(9,990)	$436,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(8,035)	$2,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,914	15,191
Gain from insurance subrogation settlement	—	(28)
Amortization of debt financing costs	352	323
Amortization of discounts on senior secured notes	983	889
Deferred income taxes	(772)	258
Provision for doubtful accounts	758	721
Noncash asset write-downs	19	3
Other operating activities	(4)	19
Changes in operating assets and liabilities:
Accounts receivable	3,688	444
Inventories	(142)	220
Prepaid expenses and other current assets	1,034	1,802
Income taxes receivable/payable	—	248
Other long-term tax assets	—	59
Other assets, net	(670)	1,191
Accounts payable and accrued liabilities	(1,741)	(737)
Other long-term tax liabilities	237	10
Other liabilities	(158)	25
Net cash provided by operating activities	11,463	23,210
Cash Flows from Investing Activities
Capital expenditures	(3,155)	(17,466)
Insurance proceeds from subrogation settlement	—	28
Net cash used in investing activities	(3,155)	(17,438)
Cash Flows from Financing Activities
Borrowings under amended credit facility	103,600	182,900
Payments under amended credit facility	(109,600)	(200,600)
Net cash used in financing activities	(6,000)	(17,700)
Increase (decrease) in cash and cash equivalents	2,308	(11,928)
Cash and cash equivalents, beginning of period	34,125	46,224
Cash and cash equivalents, end of period	$36,433	$34,296

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$19,569	$19,537

Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$36	$649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
______________________________________________________________________________________________________

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

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

MDDC was incorporated in July 1998 and has been operating since July 3, 2003. MDFC was incorporated in 2000 and has been a wholly owned subsidiary of MDDC since its inception. We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"). Borgata is located on a 45.6-acre site at Renaissance Pointe in Atlantic City, New Jersey. Borgata is an upscale destination resort and gaming entertainment property.

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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, Boyd has gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, and Mississippi.

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM has subsequently announced that it had entered into an agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

Basis of Presentation
Interim Consolidated Financial Statements
As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted, although we believe that the disclosures made are adequate to make the information reliable. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments of normal recurring nature necessary to fairly present our financial position as of March 31, 2013 and the results of our operations and cash flows for the three months ended March 31, 2013 and 2012. The consolidated balance sheet as of March 31, 2013 is unaudited; however, the consolidated balance sheet presented as of December 31, 2012 has been derived from our audited financial statements as of such date. Our operating results for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012, are unaudited, and are not necessarily indicative of the results that would be achieved for the full year or future periods.

Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of MDDC and MDFC.

All intercompany accounts and transactions have been eliminated.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All resulting recognized impairment charges are recorded as operating expenses.

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. We did not capitalize interest during the three months ended March 31, 2013. Capitalized interest during the three months ended March 31, 2012 was $0.3 million.

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

The amounts due to these members, are a result of the members' respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	March 31,	December 31,
	2013	2012
	(In thousands)
Amounts payable to members of MDDHC	$1,695	$1,695
Amounts receivable - State	(1,039)	(1,039)
Income taxes payable, net	$656	$656

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

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

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Rooms	$17,085	$16,912
Food and beverage	12,411	13,345
Other	20,340	21,026
Total promotional allowances	$49,836	$51,283

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Rooms	$5,369	$5,296
Food and beverage	9,571	10,120
Other	2,316	2,387
Total cost of promotional allowances	$17,256	$17,803

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. These taxes were $10.8 million and $12.3 million during the three months ended March 31, 2013 and 2012, respectively.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,411,136	1,411,110
Furniture and equipment	311,182	310,674
Construction in progress	7,650	5,705
Total property and equipment	1,817,269	1,814,790
Less accumulated depreciation	579,045	564,007
Property and equipment, net	$1,238,224	$1,250,783
Depreciation expense was $15.7 million and $15.2 million during the three months ended March 31, 2013 and 2012, respectively. Major items included in construction in progress at March 31, 2013 and December 31, 2012 include various property improvement and capital projects currently in process, primarily related to hotel remodel projects. The increase in construction in progress of $1.9 million at March 31, 2013, as compared to December 31, 2012, is primarily due to the timing of the suite refurbishments at the Borgata hotel. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
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
We did not incur any impairment losses during the three months ended March 31, 2013 and 2012.

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accrued payroll and related	$20,182	$16,972
Accrued interest	22,543	22,674
Accrued gaming liabilities	21,127	24,694
Accrued expenses and other liabilities	67,254	32,343
Total accrued liabilities	$131,106	$96,683

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT, NET

Long-term debt, net consists of the following:

	March 31, 2013
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended Credit Facility	$14,000	$—	$—	$14,000
9.50% Senior Secured Notes due 2015	398,000	(2,328)	(5,467)	390,205
9.875% Senior Secured Notes due 2018	393,500	(2,033)	(7,365)	384,102
	$805,500	$(4,361)	$(12,832)	$788,307

	December 31, 2012
	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
Amended Credit Facility	$20,000	$—	$—	$20,000
9.50% Senior Secured Notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% Senior Secured Notes due 2018	393,500	(2,103)	(7,620)	383,777
	$811,500	$(4,628)	$(13,548)	$793,324

Bank Credit Facility
The blended interest rate for outstanding borrowings under our $60 million payment priority secured revolving credit facility (the "amended credit facility") was 4.9% and 4.8% at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the outstanding balance under the credit facility was approximately $14.0 million, leaving contractual availability of $46.0 million.

Guarantees
The credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the credit facility have priority in payment to our senior secured notes.

Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of our credit facility, as amended.
Compliance with Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum Consolidated EBITDA (as defined in the amended credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on our ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

We believe we were in compliance with the amended credit facility covenants at March 31, 2013.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at March 31, 2013.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

9.875% Senior Secured Notes Due 2018
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at March 31, 2013.

Original Issue Discounts
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At March 31, 2013, the effective interest rates on the 9.5% notes due 2015 and the 9.875% notes due 2018 were 10.3% each.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA, as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the occurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still borrow under the amended credit facility.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $36.4 million and $34.1 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2013 and December 31, 2012. The fair value of our CRDA deposits was $29.1 million and $28.5 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the the realizable value applied to the balances on statements received from the CRDA at March 31, 2013 and December 31, 2012.

The following table summarizes the fair value of the Company's Level 3 assets for the three months ended March 31, 2013.

Three Months Ended March 31, 2013
CRDA Deposits
(In thousands)

Balance at January 1, 2013	28,464
Additional deposits, net of reserve	637
Included in other comprehensive income (loss)	—
Transfers in or out of Level 3	—
Purchases, sales, issuances and settlements	—
Ending balance at March 31, 2013	$29,101

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Outstanding Face		Estimated Fair	Fair Value
	Amount	Carrying Value	Value	Hierarchy
	(In thousands)
Amended Credit Facility	$14,000	$14,000	$14,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	390,205	418,059	Level 1
9.875% Senior Secured Notes due 2018	393,500	384,102	414,379	Level 1
Total long-term debt	$805,500	$788,307	$846,438

	December 31, 2012
	Outstanding Face		Estimated Fair	Fair Value
	Amount	Carrying Value	Value	Hierarchy
	(In thousands)
Amended Credit Facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total long-term debt	$811,500	$793,324	$796,100

The estimated fair value of our amended credit facility at March 31, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of March 31, 2013 and December 31, 2012.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2013.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012
____________________________________________________________________________________________________

NOTE 8. EMPLOYEE BENEFIT PLANS

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

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•
We may elect to stop participating in our multiemployer plans. As a result of such election, we may be required to pay a withdrawal liability based on the underfunded status of the plan, as applicable. Our ability to fund such payments would be based on the results of our operations and subject to the risk factors that impact our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, which could affect our ability to meet our obligations to the multiemployer plan.

•	We may contribute assets to the multiemployer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	We may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, based on wages paid to covered employees, totaled $1.7 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively. Our share of unfunded vested liabilities related to certain multiemployer pension plans was $68.4 million as of January 1, 2011.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.4 million during each of the three months ended March 31, 2013 and 2012.

NOTE 9. RELATED PARTY TRANSACTIONS

We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest-bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. Reimbursable expenditures were $3.4 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively. Reimbursable expenses, with the exception of deferred financing fees, are included in selling, general and administrative on the consolidated statements of operations.

NOTE 10. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2013 through the date of the Form 10-Q issuance. During this period, we did not identify any subsequent events, the effects of which would require adjustment to our financial position or results of operations.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to “we,” “our,” “us” and the “Company,” or similar terms, refer to Marina District Development Company, LLC (“MDDC”) and Marina District Finance Company, Inc. (“MDFC”).

Overview
We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants, six casual dining restaurants, eight quick dining options, 14 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, Boyd has gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, and Mississippi.

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM has subsequently announced that it had entered into an agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 797-room hotel, featuring five swimming pools, a spa, and additional meeting room space. During 2012, we completed a project, started in 2011, to renovate and refurbish rooms and suites at Borgata, which included new paint and wall treatments, replacement of furniture and fixtures, flat panel televisions, resurfacing of floors, tiles and surrounds and other improvements at the Borgata hotel and incurred $40.9 million, in the aggregate of capital expenditures related to the project. Additionally, we incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date and completed a $4 million renovation to our slot floor in 2010.

As part of our ongoing efforts to position Borgata as the premiere hotel and casino in Atlantic City, our estimated capital expenditures for full year 2013 are expected to be approximately $25.0 million and are primarily comprised of suite renovations, technology enhancements, infrastructure costs for our anticipated launch of online gaming and various maintenance capital projects. We also continue to focus on further improving our operating margins to generate strong and stable cash flow.

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 26.1% of the table game drop and 22.8% of the slot handle market share respectively, for the three months ended March 31, 2013, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

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

RESULTS OF OPERATIONS
Summary of Operating Results
Three Months Ended March 31, 2013 and 2012

The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net revenues	$165,644	$176,151
Operating income	12,204	23,630
Net income (loss)	(8,035)	2,572

We continue to be the leader in the Atlantic City market despite increased local and regional competition. A new property formally opened on the Boardwalk in Atlantic City on April 2, 2012, and a property in the Marina District was remodeled during 2012. However, these projects did not generate incremental growth in the market. Rather, the new projects simply shifted existing business from other properties. Although maintaining our results at historical levels has been challenging, we grew our market share by increasing both table game drop and slot drop during the three months ended March 31, 2013, compared to the same period in the prior year. We believe the increase in market share of table game drop and slot drop during the three months ended March 31, 2013, despite new competition that did not exist during the same period in the prior year, reflects the quality of our amenities, as well as the hospitality and service we provided to our customers.

Three Months Ended March 31, 2013 and 2012
Net revenues
Net revenues decreased $10.5 million, or 6.0%, during the three months ended March 31, 2013, compared to the same period in the prior year. During the three months ended March 31, 2013, we experienced a decrease in all of our significant operations consisting of gaming, food and beverage and room revenues, offset by a nominal increase in other revenues. However, we continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 26.1% of the table game drop and 22.8% of the slot handle market share respectively, as of March 31, 2013.

Operating income
Operating income decreased $11.4 million, or 48.4%, during the three months ended March 31, 2013, as compared to the corresponding period of the prior year, and was negatively impacted by a 5.3% and 6.0% decrease in gross revenues and net revenues, respectively. We experienced decreases in all of our significant operations consisting of gaming, food and beverage and room revenues.

Net income (loss)
Net loss was $8.0 million for the three months ended March 31, 2013, compared to net income of $2.6 million during the three months ended March 31, 2012, due to the flow through effect of the decrease in revenues from gaming, food and beverage and room revenues. Overall, gaming and food and beverage revenues decreased 6.3% and 6.4% respectively, compared to the same period in the prior year, while total operating costs and expenses increased approximately $0.9 million or less than 1.0%, resulting in an $8.0 million net loss for the three months ended March 31, 2013.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 68% of gross revenues for both the three months ended March 31, 2013 and 2012, respectively. Gaming revenues are significantly comprised of the net win from our slot machine operations and from table game wins. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% of gross revenues for both of the three months ended March 31, 2013 and 2012. Rooms produced approximately 12% of gross revenues for both of the three months ended March 31, 2013 and 2012. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of these periods.

The following table presents our gross revenues and expenses for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
GROSS REVENUES
Gaming	$145,679	$155,453
Food and beverage	33,935	36,246
Room	26,674	27,157
Other	9,192	8,578
	$215,480	$227,434
OPERATING COSTS AND EXPENSES
Gaming	$61,145	$63,048
Food and beverage	17,328	17,841
Room	2,997	3,203
Other	6,678	6,331
	$88,148	$90,423
MARGINS
Gaming	58.0%	59.4%
Food and beverage	48.9%	50.8%
Room	88.8%	88.2%
Other	27.3%	26.2%

Three Months ended March 31, 2013 and 2012
The Atlantic City market continues to be challenging due to increased local and regional competition. Regardless, we continue to be the leader in table games drop and slot handle, reflecting the quality of our amenities, as well as the hospitality and service provided to our customers. Overall, gross revenues during the three months ended March 31, 2013 decreased by $12.0 million, or 5.3%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $9.8 million decrease in gaming revenues and a $2.3 million decrease in food and beverage revenues. Promotional spend increased to 23.1% of gross revenues during the three months ended March 31, 2013, as compared to 22.5% for the three months ended March 31, 2012. Costs and expenses related to gaming, food and beverage, room and other decreased by $2.3 million, or 2.5%, during the three months ended March 31, 2013 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $9.8 million, or 6.3% , during the three months ended March 31, 2013, as compared to the corresponding period of the prior year. Table game win decreased $6.2 million, or 12.6%, driven by a 70 basis point decrease in table games hold percentage. Table game drop decreased 8.1% compared to the same period in the prior year. However, the decrease in table game drop was favorable compared to the total Atlantic City market, which experienced a 13.9% decrease in table game drop due to lower discretionary spending and increased local and regional competition. Additionally, during the three months ended March 31, 2013, slot win decreased $3.4 million due to a 1.6% decrease in slot handle and 20 basis point decrease in slot hold, as compared to the corresponding period of the prior year. The 1.6% decrease in slot handle was favorable compared to the total Atlantic City market which experienced a 12.5% decrease in total slot drop for the comparable period in the prior year, which reflects the position Borgata retains as the premiere destination in the Atlantic City market.

Food and Beverage
Food and beverage revenues decreased by $2.3 million, or 6.4%, during the three months ended March 31, 2013, compared with the corresponding period of the prior year. The $2.3 million decrease was primarily due to a 2.5% decrease in the number of guests served while the average guest check remained virtually unchanged.

Room
During the three months ended March 31, 2013, we had 206,266 occupied rooms, with an average occupancy rate of 82.8% at an average daily rate of $127.05, compared to 202,266 occupied rooms, with an average occupancy rate of 80.3% at an average daily rate of $132.44 during the comparable period in the prior year, the net effect of which resulted in a decrease of $0.5 million, or 1.8%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Selling, general and administrative	$34,775	$32,540
Maintenance and utilities	14,269	14,260
Depreciation and amortization	15,914	15,191
Other operating items, net	334	107

Three Months ended March 31, 2013 and 2012
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 16.1% and 14.3% during the three months ended March 31, 2013 and 2012, respectively. The increase in selling, general and administrative expenses as a percentage of gross revenues is primarily due to a $12.0 million decrease in gross revenues compared to the same period in the prior year. Selling, general and administrative expenses increased $2.2 million, or 6.9%, primarily due to a $1.1 million increase in legal fees and guest claims and a $1.0 million increase in insurance expense compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.6% and 6.3% during the three months ended March 31, 2013 and 2012, respectively. There were no major maintenance projects undertaken compared to the same period in the prior year.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.7 million, or 4.8%, during the three months ended March 31, 2013 compared to the same period in 2012. The increase was due to the completion of the room refurbishments at the Borgata hotel that were completed by June 30, 2012, and reflects the additional depreciation compared to the same period in the prior year.

Other Expenses
Three Months ended March 31, 2013 and 2012
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Interest expense, net	$20,774	$20,482
Average outstanding long-term debt	804,100	801,403
Weighted average interest rate	10.3%	10.2%

Interest expense increased slightly during the three months ended March 31, 2013, as compared to the respective period in the prior year, due primarily to increases in average outstanding balances.
State Income Taxes
The following table presents our state income tax (provision) benefit and effective tax rate as a percentage of pre-tax income.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
State income tax (provision) benefit	$535	$(576)
Income (loss) before state income taxes	(8,570)	3,148
Effective state income tax rate	6.2%	18.3%

The effective state income tax rate for the three months ended March 31, 2013 and 2012 was 6.2% and 18.3%, respectively. The change in the effective tax rate results primarily from the shift in profit and loss before income tax for the respective periods, as well as the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2012.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of March 31, 2013 and December 31, 2012, we had balances of cash and cash equivalents of $36.4 million and $34.1 million, respectively. In addition, we had a working capital deficit of $18.2 million as of March 31, 2013 and $16.9 million as of December 31, 2012.

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

The indenture governing both the 9.5% senior secured notes and the 9.875% senior secured notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our amended credit facility, to the extent there is availability. At March 31, 2013, the outstanding balance under the amended credit facility was $14.0 million leaving contractual availability of $46.0 million.

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

Interest Rate
Outstanding borrowings under the amended credit facility accrue interest at a selected rate based upon either: (i) highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50%, or (ii) the Eurodollar rate, plus with respect to each clause (i) and (ii) an applicable margin as provided in the amended credit facility. In addition, a commitment fee is incurred on the unused portion of the amended credit facility ranging from 0.50% per annum to 1.00% per annum.

At March 31, 2013, the outstanding balance under the amended credit facility was $14.0 million, which bore an interest rate of 4.9%. Contractual availability under the amended credit facility at March 31, 2013 was $46.0 million. At December 31, 2012, the outstanding balance under the amended credit facility was $20.0 million, which bore an interest rate of 4.9%. Contractual availability under the amended credit facility at December 31, 2012 was $40.0 million.
Compliance with Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum Consolidated EBITDA (as defined in the amended credit facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on our ability to incur additional debt; and (iii) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

We believe that we were in compliance with the amended credit facility covenants at March 31, 2013.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we were in compliance with these covenants at March 31, 2013.

9.875% Senior Secured Notes Due 2018
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we were in compliance with these covenants at March 31, 2013.

Original Issue Discounts
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At March 31, 2013, the effective interest rates on the 9.5% notes due 2015 and the 9.875% notes due 2018 were 10.3% each.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at March 31, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our amended credit facility, to the extent there is availability.

Cash Flows Summary

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$11,463	$23,210
Cash flows from investing activities:
Capital expenditures	(3,155)	(17,466)
Insurance proceeds from subrogation settlement	—	28
Net cash used in investing activities	(3,155)	(17,438)
Cash flows from financing activities:
Borrowings under amended credit facility	103,600	182,900
Payments under amended credit facility	(109,600)	(200,600)
Net cash used in financing activities	(6,000)	(17,700)
Increase (decrease) in cash and cash equivalents	$2,308	$(11,928)

Cash Flows from Operating Activities
During the three months ended March 31, 2013, we generated operating cash flow of $11.5 million, compared to $23.2 million during the same period of the prior year. Operating cash flow decreased due to the flow through effects from the difference of $2.6 million in net income to an $8.0 million net loss during the three months ended March 31, 2013, compared to the same period in the prior year.

Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2013 and 2012 were $3.2 million and $17.5 million, respectively. Cash paid for capital expenditures during the three months ended March 31, 2013 primarily included our hotel renovations and various maintenance capital projects. Cash paid for capital expenditures during the three months ended March 31, 2012 included amounts spent for our hotel room renovation, slot products and food and beverage facilities.

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
During the three months ended March 31, 2013 we repaid a net $6.0 million on our amended credit facility, compared to net repayments of $17.7 million during the three months ended March 31, 2012.

Other Items Affecting Liquidity
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

Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not have any expansion projects underway, if any opportunities arise, such projects could require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our estimated total capital expenditures for 2013 are expected to be approximately $25.0 million and are primarily comprised of suite renovations, technology enhancements, infrastructure costs of our anticipated launch of online gaming and various maintenance capital projects. We intend to fund such capital expenditures through our amended credit facility and operating cash flows.

Commitments and Contingencies
There have been no material changes to our commitments or contingencies as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.

Off Balance Sheet Arrangements
Our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013, consist of the following:

Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company and extended the terms to 20 years from the opening of our rooms expansion. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per year. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated to be approximately $1.7 million in the aggregate per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

Letter of Credit
We had no outstanding letters of credit as of March 31, 2013.

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

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the SEC on March 28, 2013.

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” and “assume,” or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives;

•	The effect of our ongoing litigation on our financial position, results of operations and cash flows;

•
Significant disruptions in the global capital markets, such that as the disruptions in the recent years, have in the past, and may in the future adversely impact the ability of borrowers, such as our company, to access capital;

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

•	The effect of fluctuations in interest rates on our results;

•	The possibility of expansion of gaming facilities in nearby states, including the anticipated timing and scope of the development plans of our competitors, and its potential effect on our business;

•	The estimates underlying our critical accounting policies;

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

•	Our expectations, including our responsibility and control over day-to-day operations and the managerial resources we expect to devote to effectuate the sale of the MGM Interest;

•	Our belief that our future results will be negatively impacted by a new casino and hotel facility that opened in April 2012 in Atlantic City;

•	The type of covenants that will be included in any future debt instruments;

•	Our ability to meet our projected operating and maintenance capital expenditures;

•	Our ability to pay dividends;

•	Our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	The impact of new accounting pronouncements on our consolidated financial statements;

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

•	That margin improvements will remain a driver of profit growth for us going-forward;

•	Our expectation that Congress will legalize online gaming in the United States;

•	That operating results for previous periods are not necessarily indicative of future performance;

•	Our expectations regarding our cost containment efforts;

•	Expectations, plans, beliefs, hopes or intentions regarding the future; and

•	Assumptions underlying any of the foregoing statements.
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

•
The recent economic downturn and its impact on consumer and discretionary spending, and the risk that a deepening of the economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

•	The effects of volatility in worldwide credit and financial markets;

•	Our dependence on Borgata for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties or that is more geographically diverse;

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

•
The effects of events adversely impacting the mid-Atlantic region from which we draw most of our customers, including the effects of the economic downturn, war, terrorist or similar activity or adverse weather conditions and other natural disasters or the outbreak of an infectious disease impacting the mid-Atlantic region;

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

•	Delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	Construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	Failure by us to obtain financing on acceptable terms, or at all;

•	Failure to obtain necessary government or other approvals on time, or at all;

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	The risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	The effect of the expansion of legalized gaming in the mid-Atlantic region; and

•	Our expected liabilities under the multiemployer pensions in which we operate.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2013, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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
The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our senior secured notes could decline significantly, and investors could lose all or part of their investment. You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q. We encourage investors to review the risks and uncertainties relating to our business disclosed under Part I. Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Risks Related to our Business
Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.
Weak economic conditions have adversely affected tourism and spending in Atlantic City. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the weak economic conditions affecting Atlantic City will further adversely affect our results of operations and financial condition.
Intense competition exists in our gaming market, and increased competition may have an adverse effect on our business results of operations and financial condition.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and entertainment businesses, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

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

In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the NJCCC (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. MGM filed a petition with the NJCCC on February 8, 2013, which was joined by Boyd and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a Statement of Compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM interest has been tolled to allow the NJCCC to complete a review of MGM's application. Competition could significantly increase if a developer acquires MGM's interest in such land or MGM is relicensed in New Jersey, and either a new developer or MGM succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, a casino and hotel facility located at the northern end of the Boardwalk opened in April 2012, which has increased competition in the Atlantic City market. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. Internet gaming, recently approved for New Jersey casinos on February 26, 2013, is also expected to bring additional opportunities and enhanced competition for casino revenues and customers. We plan to engage in Internet gaming, but so do our competitors, and we can make no guarantees that we will emerge as a successful provider of Internet gaming to the gaming public.

If our competitors operate more successfully than we do, either in traditional casino gaming or Internet gaming, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the location in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.
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
Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. Furthermore, there can be no assurance that there will not be similar or other challenges to legalized gaming in existing or current markets, including the Internet gaming market that has yet to be established, in which we may operate or have development plans, and successful challenges to legalized gaming could require us to abandon or substantially curtail our operations or development plans in those locations, which could have a material adverse effect on our financial condition and results of operations.

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
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. Volatility in the financial markets and the weakened global economy, together with the previous downgrade of the United States credit rating and ongoing European debt crisis, has contributed to the current uncertain economic climate. The credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. We have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or severity of economic downturns, and the resulting impact on the solvency or liquidity of our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our amended credit facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended credit facility. If we were otherwise required to renegotiate or replace our amended credit facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition. For example, weak economic conditions have also adversely affected tourism and spending in Atlantic City, where Borgata is located.

As a result of the weak economic conditions in the United States, Europe and much of the rest of the world, and the uncertainty over the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on the Atlantic City gaming market. The number of annual visitors to Atlantic City have decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010, to 28.5 million in 2011. In addition, after reaching a peak of $5.22 billion in total casino win in 2006, total casino wins in the Atlantic City market have since declined to $4.92 billion in 2007, $4.55 billion in 2008, $3.94 billion in 2009, $3.57 billion in 2010, $3.32 billion in 2011 and $3.05 billion in 2012. Since our business model relies on significant expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the weak economic conditions affecting Atlantic City could further adversely affect our business, results of operations and financial condition.

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

Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past, and may in the future, adversely impact the ability of borrowers such as our company to access capital. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our amended credit facility (to the extent that availability exists under our amended credit facility, as applicable, after we meet our working capital needs).
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

The Atlantic City market has been substantially impacted by the national recession and weak economic conditions in the United States and elsewhere, and may continue to decline. A continued decline in the Atlantic City market would have a material adverse effect on our business, financial condition and results of operations.
The Atlantic City market has been substantially impacted by the national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result of the recession and the uncertainty over the prospects for recovery, consumers are continuing to curb discretionary spending, which has had, and continues to have, an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, to 33.3 million in 2007, to 31.8 million in 2008, to 30.4 million in 2009, to 29.3 million in 2010, and to 28.5 million in 2011. As national and local economic conditions were mixed and competitive pressures intensified, a more significant drop in visitors occurred in 2008 and 2009, with 31.8 million visitors in 2008 and 30.4 million visitors in 2009, or a decrease of approximately 8.9% and 13.0% from the 2005 peak, respectively. The Atlantic City market may not fully recover from the recent years' decline and may continue to decline. A continued decline in the Atlantic City market and Borgata in particular would have a material adverse effect on our business, financial condition and results of operations.

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

A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds to which we contribute, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In August 2012, the Fund provided an estimate to us of our exposure, assuming a hypothetical immediate and complete withdrawal from the Fund at the time of such estimate. Based on that estimate, the pre-tax withdrawal liability as of January 1, 2011 in that scenario could have been in excess of $63.8 million. In addition, we estimate the pretax withdrawal liability for the other funds to which we contribute to be approximately $4.5 million. However, we are not able to determine the exact amount of our potential exposure with respect to the Fund, or other funds to which we contribute, because the amount of that exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which we contribute, at that time. If, in the future, we elect to withdraw from the Fund, or other funds to which we contribute, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund or other funds to which we contribute. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, Borgata was ordered to close for five days from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. Borgata was also closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If our property is damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the area in which our property is located or from which we draw our patrons, our business, financial condition and results of operations could be materially affected.

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

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible). During the year ended December 31, 2012, we recognized a $7.7 million gain consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred at the Water Club in 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene.

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
MDDC, as lessee, has entered into a series of ground leases with MAC, as lessor, for a total of approximately 19.6 acres of land that provide the land on which our public space expansion, rooms expansion, employee parking structure, and surface parking lot reside, as well as, an undeveloped parcel. Except for the surface parking lot, the term of each ground lease entered into with MAC expires on December 31, 2070. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. MGM has transferred ownership of the underlying land and each of these ground leases to the Divestiture Trust pursuant to the terms of its settlement agreement with the NJDGE and the NJCCC.

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
We have substantial indebtedness that could have important consequences, including:

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
Our outstanding indebtedness includes the amended credit facility and the senior secured notes. The amended credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the amended credit facility have priority in payment to our senior secured notes.

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

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under our amended credit facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full and satisfying our obligations with respect to the senior secured notes and and any non-priority payment obligations under under our amended credit facility. There also can be no assurance that the collateral will be salable, and, even if salable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Changes in Member Equity for the three months ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on May 15, 2013.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Changes in Member Equity for the three months ended March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*
Filed electronically herewith

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