Form 10-Q
period 2013-06-30
Marina District Finance Company, Inc.
filed 2013-08-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
 _______________________________________________
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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

EXPLANATORY NOTE

Unless otherwise indicated, all historical consolidated financial information in this Quarterly Report on Form 10-Q is information regarding Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC, and it is also MDDC's only subsidiary. MDDC has fully and unconditionally guaranteed MDFC's securities; and accordingly, the condensed consolidated financial statements of MDDC (as parent) are included herein.

PART I. Financial Information

Item 1.	Financial Statements

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2013 and December 31, 2012

______________________________________________________________________________________________________

(In thousands)	June 30, 2013	December 31, 2012
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,828	$34,125
Accounts receivable, net	31,237	37,199
Inventories	4,265	3,864
Prepaid expenses and other current assets	7,394	6,742
Income taxes receivable, net	1,039	—
Deferred income taxes	2,085	2,196
Total current assets	79,848	84,126
Property and equipment, net	1,230,211	1,250,783
Debt financing costs, net	3,586	4,298
Other assets, net	29,787	39,362
Total assets	$1,343,432	$1,378,569
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$5,885	$3,642
Accrued liabilities	103,369	96,683
Income taxes payable, net	—	656
Total current liabilities	109,254	100,981
Long-term debt, net	779,727	793,324
Deferred income taxes	10,216	12,280
Other long-term tax liabilities	11,927	11,452
Other liabilities	8,555	15,787
Commitments and contingencies (Note 6)
Member equity	423,753	444,745
Total liabilities and member equity	$1,343,432	$1,378,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
REVENUES
Operating revenues:
Gaming	$149,381	$152,472	$295,060	$307,925
Food and beverage	35,123	35,870	69,058	72,116
Room	28,475	29,671	55,149	56,828
Other	10,851	10,160	20,043	18,738
Gross revenues	223,830	228,173	439,310	455,607
Less promotional allowances	50,953	52,758	100,789	104,041
Net revenues	172,877	175,415	338,521	351,566
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	60,617	64,585	121,762	127,633
Food and beverage	18,047	18,948	35,375	36,789
Room	3,450	3,751	6,447	6,954
Other	8,842	7,984	15,520	14,315
Selling, general and administrative	39,620	34,987	74,395	67,527
Maintenance and utilities	14,406	14,376	28,675	28,636
Depreciation and amortization	15,794	15,902	31,708	31,093
Impairments of assets	5,032	—	5,032	—
Other operating items, net	125	(2,034)	459	(1,927)
Total operating costs and expenses	165,933	158,499	319,373	311,020
Operating income	6,944	16,916	19,148	40,546

Interest expense, net	20,844	20,649	41,618	41,131

Loss before state income taxes	(13,900)	(3,733)	(22,470)	(585)
State income taxes	943	392	1,478	(184)
Net loss	$(12,957)	$(3,341)	$(20,992)	$(769)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the six months ended June 30, 2013
______________________________________________________________________________________________________

	Capital Contributions	Accumulated Deficit	Total Member Equity
(In thousands)
(Unaudited)
Balances, January 1, 2013	$446,700	$(1,955)	$444,745
Net loss	—	(20,992)	(20,992)
Balances, June 30, 2013	$446,700	$(22,947)	$423,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2013	2012

Cash Flows from Operating Activities
Net loss	$(20,992)	$(769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,708	31,093
Gain from insurance subrogation settlement	—	(2,203)
Amortization of debt financing costs	712	651
Amortization of discounts on senior secured notes	2,003	1,811
Deferred income taxes	(1,953)	(347)
Provision for doubtful accounts	1,646	1,755
Noncash asset write-downs	5,089	36
Other operating activities	1	22
Changes in operating assets and liabilities:
Accounts receivable	4,008	(6,147)
Inventories	(401)	(266)
Prepaid expenses and other current assets	(652)	(223)
Income taxes receivable/payable	(1,695)	267
Other long-term tax assets	—	521
Other assets, net	(2,395)	659
Accounts payable and accrued liabilities	8,788	5,429
Other long-term tax liabilities	475	(258)
Other liabilities	(411)	(209)
Net cash provided by operating activities	25,931	31,822
Cash Flows from Investing Activities
Capital expenditures	(10,628)	(30,337)
Insurance proceeds from subrogation settlement	—	2,203
Net cash used in investing activities	(10,628)	(28,134)
Cash Flows from Financing Activities
Borrowings under amended credit facility	200,000	354,500
Payments under amended credit facility	(215,600)	(370,500)
Net cash used in financing activities	(15,600)	(16,000)
Decrease in cash and cash equivalents	(297)	(12,312)
Cash and cash equivalents, beginning of period	34,125	46,224
Cash and cash equivalents, end of period	$33,828	$33,912

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$38,664	$38,672

Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$141	$827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
______________________________________________________________________________________________________

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization
Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), is the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC. MDDC has fully and unconditionally guaranteed MDFC's securities; and accordingly, the condensed consolidated financial statements of MDDC (as parent) are included herein. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.

MDDC was incorporated in July 1998 and has been operating since July 3, 2003. MDFC was incorporated in 2000 and has been a wholly owned subsidiary of MDDC since its inception. We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"). Borgata is located on a 45.6-acre site at the Marina District in Atlantic City, New Jersey. Borgata is an upscale destination resort and gaming entertainment property.

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

Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its specific participating rights under the Operating Agreement, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the condensed consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our condensed consolidated financial statements. Accordingly, our financial position and results of operations as reported herein will differ from the results as consolidated with and separately reported by Boyd, as certain fair value and other acquisition method accounting adjustments have not been pushed down to our stand-alone condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

Basis of Presentation
Interim Condensed Consolidated Financial Statements
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CRDA Investments
Pursuant to the New Jersey Casino Control Act ("Casino Control Act"), as a casino licensee, we are assessed an amount equal to 1.25% of our gross gaming revenues in order to fund qualified investments. This assessment is made in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Once our funds are deposited with the New Jersey Casino Reinvestment Development Authority ("CRDA"), qualified investments may be satisfied by: (i) the purchase of bonds issued by the CRDA at below market rates of interest; (ii) direct investment in CRDA-approved projects; or (iii) a donation of funds to projects as determined by the CRDA. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investment to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by Borgata, were $25.1 million and $28.5 million as of June 30, 2013 and December 31, 2012, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts at June 30, 2013 were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our condensed consolidated statements of operations. On July 17, 2013, the CRDA disbursed $45.1 million from our funds on deposit with the CRDA of which we received a $22.5 million refund which will be used to redeem a portion of our 9.5% Senior Secured Notes (the "2015 Notes").

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. We did not capitalize interest during the three

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

and six months ended June 30, 2013. Capitalized interest during the three and six months ended June 30, 2012 was $0.2 million and $0.5 million, respectively.

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

The amounts due to these members, are a result of the members' respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	June 30,	December 31,
(In thousands)	2013	2012

Amounts payable to members of MDDHC	$—	$1,695
Amounts receivable - State	(1,039)	(1,039)
Income taxes payable (receivable), net	$(1,039)	$656

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

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Rooms	$17,308	$17,995	$34,393	$34,907
Food and beverage	12,322	13,065	24,733	26,410
Other	21,323	21,698	41,663	42,724
Total promotional allowances	$50,953	$52,758	$100,789	$104,041

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Rooms	$5,351	$5,821	$10,720	$11,117
Food and beverage	9,364	10,547	18,935	20,667
Other	2,609	3,044	4,925	5,431
Total cost of promotional allowances	$17,324	$19,412	$34,580	$37,215

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $11.0 million and $10.8 million during the three months ended June 30, 2013 and 2012, respectively, and $21.8 million and $23.1 million during the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	December 31,
(In thousands)	2013	2012

Land	$87,301	$87,301
Buildings and improvements	1,411,927	1,411,110
Furniture and equipment	315,139	310,674
Construction in progress	10,307	5,705
Total property and equipment	1,824,674	1,814,790
Less accumulated depreciation	594,463	564,007
Property and equipment, net	$1,230,211	$1,250,783
Construction in progress primarily relates to costs capitalized in conjunction with improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
Depreciation expense was $15.6 million and $15.9 million during the three months ended June 30, 2013 and 2012, respectively, and $31.3 million and $31.1 million during the six months ended June 30, 2013 and 2012, respectively.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2013	2012

Accrued payroll and related	$20,540	$16,972
Accrued interest	22,911	22,674
Accrued gaming liabilities	21,583	24,694
Accrued expenses and other liabilities	38,335	32,343
Total accrued liabilities	$103,369	$96,683

NOTE 5.    LONG-TERM DEBT, NET

Long-term debt, net consists of the following:

	June 30, 2013
(In thousands)	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net

Amended Credit Facility	$4,400	$—	$—	$4,400
9.50% Senior Secured Notes due 2015	398,000	(2,123)	(4,984)	390,893
9.875% Senior Secured Notes due 2018	393,500	(1,961)	(7,105)	384,434
	$795,900	$(4,084)	$(12,089)	$779,727

	December 31, 2012
(In thousands)	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net

Amended Credit Facility	$20,000	$—	$—	$20,000
9.50% Senior Secured Notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% Senior Secured Notes due 2018	393,500	(2,103)	(7,620)	383,777
	$811,500	$(4,628)	$(13,548)	$793,324

Bank Credit Facility
The blended interest rate for outstanding borrowings under our $60.0 million payment priority secured revolving credit facility (the "amended credit facility") was 4.9% at both June 30, 2013 and December 31, 2012. At June 30, 2013, the outstanding balance under the credit facility was approximately $4.4 million, leaving contractual availability of $55.6 million.

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
Compliance with Financial and Other Covenants
The amended credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum Consolidated EBITDA (as defined in the amended credit facility) of $125.0 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on our ability to incur additional debt; and (iii) imposing

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

We believe we were in compliance with the amended credit facility covenants at June 30, 2013.

Amended and Restated Credit Agreement
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Credit Agreement”), which provided for the amended credit facility.

The New Credit Facility provides for a $60 million senior secured revolving credit facility (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Credit Facility will be used to repay obligations outstanding under the Prior Credit Agreement and is expected to be used, together with cash on hand, to redeem up to 10% of MDFC's 9.5% Senior Secured Notes due 2015 (the “2015 Notes”) outstanding pursuant to that certain Indenture dated as of August 6, 2010 (the “Indenture”) among MDFC, MDDC and U.S. Bank National Association, as trustee.

The New Credit Facility includes an accordion feature which permits: (a) an increase in the Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Notes and, concurrently with or after the 2015 Notes have been refinanced, to refinance MDFC's 9.875% Senior Secured Notes due 2018 (the “2018 Notes”) outstanding pursuant to the Indenture, in each case, subject to the satisfaction of certain conditions.

The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Revolving Credit Facility will have priority in payment to the payment of the 2015 Notes and the 2018 Notes.

Outstanding borrowings under the Revolving Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The New Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

As a result of the New Credit Facility, we incurred approximately $2.1 million of financing fees.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at June 30, 2013.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

(ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at June 30, 2013.

Original Issue Discounts
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At June 30, 2013, the effective interest rates on the 2015 Notes and the 2018 Notes were 10.4% each.

Indenture
The indenture governing both the 2015 Notes and the 2018 Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA, as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the occurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still borrow under the New Credit Facility to the extent there is availability.

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $33.8 million and $34.1 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

received from our banks at June 30, 2013 and December 31, 2012. The fair value of our CRDA deposits was $25.1 million and $28.5 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at June 30, 2013 and December 31, 2012.

The following table summarizes the fair value of the Company's Level 3 assets for the three and six months ended June 30, 2013.

Three Months Ended June 30, 2013
(In thousands)	CRDA Deposits

Balance at April 1, 2013	$29,101
Deposits	1,874
Included in earnings	(5,861)
Settlements	—
Ending balance at June 30, 2013	$25,114

Six Months Ended June 30, 2013
(In thousands)	CRDA Deposits

Balance at January 1, 2013	$28,464
Deposits	3,698
Included in earnings	(6,883)
Settlements	(165)
Ending balance at June 30, 2013	$25,114

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy

Amended Credit Facility	$4,400	$4,400	$4,400	Level 2
9.50% Senior Secured Notes due 2015	398,000	390,893	411,930	Level 1
9.875% Senior Secured Notes due 2018	393,500	384,434	410,224	Level 1
Total long-term debt	$795,900	$779,727	$826,554

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012
____________________________________________________________________________________________________

	December 31, 2012
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy

Amended Credit Facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total long-term debt	$811,500	$793,324	$796,100

The estimated fair value of our amended credit facility at June 30, 2013 and December 31, 2012 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of June 30, 2013 and December 31, 2012.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the three and six months ended June 30, 2013.

NOTE 8. EMPLOYEE BENEFIT PLANS

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

Contributions, based on wages paid to covered employees, totaled $1.8 million during each of the three months ended June 30, 2013 and 2012, respectively, and $3.5 million and $3.4 million during the six months ended June 30, 2013 and 2012, respectively. Our share of unfunded vested liabilities related to certain multiemployer pension plans was $68.4 million as of January 1, 2011.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.3 million during each of the three months ended June 30, 2013 and 2012, respectively, and $0.7 million during each of the six months ended June 30, 2013 and 2012, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

We engage in transactions with BAC and the Divestiture Trust in the ordinary course of business. Related party balances are non-interest-bearing and are included in accounts receivable or accrued liabilities, as applicable, on the condensed consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. Reimbursable expenditures were $1.7 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively, and $5.0 million and $5.8 million during the six months ended June 30, 2013 and 2012, respectively. Reimbursable expenses, with the exception of deferred financing fees, are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

NOTE 10. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2013. During this period, the following subsequent events occurred:

On July 17, 2013, we received a $22.5 million refund from the CRDA pursuant to the agreement entered into in May 2013.

On July 19, 2013, we issued a conditional notice of our election to redeem $21.9 million of our 2015 Notes on August 18, 2013. On July 24, 2013, we issued a second conditional notice of our election to redeem an additional $17.9 million of our outstanding 2015 Notes on August 23, 2013. These redemptions will be funded using the refund received from the CRDA and funds available under the New Credit Facility.

On July 24, 2013, we entered into the New Credit Facility as discussed in Note 5, LONG-TERM DEBT, NET.

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

Overview
We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants, six casual dining restaurants, eight quick dining options, 14 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location within the Marina District provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

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

Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its specific participating rights under the Operating Agreement, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the condensed consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our condensed consolidated financial statements. Accordingly, our financial position and results of operations as reported herein will differ from the results as consolidated with and separately reported by Boyd, as certain fair value and other acquisition method accounting adjustments have not been pushed down to our stand-alone condensed consolidated financial statements.

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

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 25.7% of the table game drop and 22.0% of the slot handle market share respectively, for the six months ended June 30, 2013, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

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

•
Food and beverage revenue indicators: average guest check means the average amount spent per customer visit and is an indicator of volume and product offerings; and number of guests served is an indicator of volume; and the cost per guest served is an indicator of operating margin.

•	Room revenue indicators: hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; and average daily rate ("ADR") which is a price indicator.

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Six Months Ended June 30, 2013 and 2012

The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Net revenues	$172,877	$175,415	$338,521	$351,566
Operating income	6,944	16,916	19,148	40,546
Net loss	(12,957)	(3,341)	(20,992)	(769)

We continue to be the leader in the Atlantic City market despite increased local and regional competition. A new property formally opened on the Boardwalk in Atlantic City on April 2, 2012, and a property in the Marina District was remodeled during 2012. However, these projects did not generate incremental growth in the market. Rather, the new projects simply shifted existing business from other properties. Although maintaining our results at historical levels has been challenging, we continue to be the market leader in both table game drop and slot drop during the three and six months ended June 30, 2013. We believe this reflects the quality of our amenities, as well as the hospitality and service we provide to our customers.

Three Months Ended June 30, 2013 and 2012
Net revenues
Net revenues decreased $2.5 million, or 1.4%, during the three months ended June 30, 2013, compared to the same period in the prior year. During the three months ended June 30, 2013, we experienced a decrease in all of our significant operations consisting of gaming, food and beverage and room revenues, offset by a nominal increase in other revenues. However, we continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 25.2% of the table game drop and 21.2% of the slot handle market share respectively, for the three months ended June 30, 2013. Additionally, we are the dominant leader in poker win and achieved 51.1% of the market share for the three months ended June 30, 2013.

Operating income
Operating income decreased $10.0 million, or 59.0%, during the three months ended June 30, 2013, as compared to the corresponding period of the prior year, and was negatively impacted by a 1.9% and 1.4% decrease in gross revenues and net revenues, respectively. We experienced decreases in all of our significant operations consisting of gaming, food and beverage and room revenues. In addition, on May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our condensed consolidated statements of operations during the three months ended June 30, 2013.

Net loss
Net loss was $13.0 million for the three months ended June 30, 2013, compared to net loss of $3.3 million during the three months ended June 30, 2012, due to the flow through effect of the decrease in revenues from gaming, food and beverage and room revenues. Overall, gaming, food and beverage, and room revenues decreased 2.0%, 2.1%, and 4.0%, respectively, compared to the same period in the prior year, while total operating costs and expenses related to these revenues decreased approximately $5.2 million, or 5.9%, resulting in a $13.0 million net loss for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 and 2012
Net revenues
Net revenues decreased $13.0 million, or 3.7%, during the six months ended June 30, 2013, compared to the same period in the prior year. During the six months ended June 30, 2013, we experienced a decrease in all of our significant operations consisting of gaming, food and beverage and room revenues, offset by a nominal increase in other revenues. Gaming revenues decreased $12.9 million, or 4.2%, during the six months ended June 30, 2013, compared to the same period in the prior year. The decrease in gaming revenues was partially offset by a $3.3 million decrease in promotional allowances compared to the same period in the prior year. However, we continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 25.7% of the table game drop and 22.0% of the slot handle market share respectively, for the six months ended June 30, 2013. Additionally, we are the dominant leader in poker win and achieved 51.1% of the market share for the six months ended June 30, 2013.

Operating income
Operating income decreased $21.4 million, or 52.8%, during the six months ended June 30, 2013, as compared to the corresponding period of the prior year, and was negatively impacted by a 3.6% and 3.7% decrease in gross revenues and net revenues, respectively. We experienced decreases in all of our significant operations consisting of gaming, food and beverage and room revenues. In addition, on May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our condensed consolidated statements of operations during the three months ended June 30, 2013.

Net loss
Net loss was $21.0 million for the six months ended June 30, 2013, compared to net loss of $0.8 million during the six months ended June 30, 2012, due to the flow through effect of the decrease in revenues from gaming, food and beverage and room revenues. Overall, gaming and food and beverage revenues separately decreased 4.2%, compared to the same period in the prior year, resulting in a $12.9 million and $3.1 million decrease in revenues, respectively. The flow through effect of these decreases resulted in an $21.0 million net loss for the six months ended June 30, 2013.

Operating Revenues
Gaming revenues are significantly comprised of the win from our slot machine operations and from table game wins. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 67% of gross revenues for both the three months ended June 30, 2013 and 2012, respectively, and 67% and 68% of gross revenues for both of the six months ended June 30, 2013 and 2012. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 16% of gross revenues for both of the three months ended June 30, 2013 and 2012, and 16% of gross revenues for both of the six months ended June 30, 2013 and 2012. Rooms produced approximately 13% of gross revenues for both of the three months ended June 30, 2013 and 2012, and 13% and 12% of gross revenues for the six months ended June 30, 2013 and 2012, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of these periods.

The following table presents our gross revenues and expenses for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

GROSS REVENUES
Gaming	$149,381	$152,472	$295,060	$307,925
Food and beverage	35,123	35,870	69,058	72,116
Room	28,475	29,671	55,149	56,828
Other	10,851	10,160	20,043	18,738
	$223,830	$228,173	$439,310	$455,607
OPERATING COSTS AND EXPENSES
Gaming	$60,617	$64,585	$121,762	$127,633
Food and beverage	18,047	18,948	35,375	36,789
Room	3,450	3,751	6,447	6,954
Other	8,842	7,984	15,520	14,315
	$90,956	$95,268	$179,104	$185,691
MARGINS
Gaming	59.4%	57.6%	58.7%	58.6%
Food and beverage	48.6%	47.2%	48.8%	49.0%
Room	87.9%	87.4%	88.3%	87.8%
Other	18.5%	21.4%	22.6%	23.6%

Three Months ended June 30, 2013 and 2012
The Atlantic City market continues to be challenging due to increased local and regional competition. Regardless, we continue to be the leader in table games drop and slot handle, reflecting the quality of our amenities, as well as the hospitality and service provided to our customers. Overall, gross revenues during the three months ended June 30, 2013 decreased by $4.3 million, or 1.9%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $3.1 million decrease in gaming revenues and a $1.2 million decrease in room revenues. Promotional spend decreased to 22.8% of gross revenues during the three months ended June 30, 2013, as compared to 23.1% for the three months ended June 30, 2012. Costs and expenses related to gaming, food and beverage, room and other decreased by $4.3 million, or 4.5%, during the three months ended June 30, 2013 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $3.1 million, or 2.0%, during the three months ended June 30, 2013, as compared to the corresponding period of the prior year. Table game drop decreased $16.0 million, or 4.9%, partially offset by a 60 basis point increase in table games hold percentage as compared to the corresponding period in the prior year. Additionally, during the three months ended June 30, 2013, slot win decreased $2.7 million due to a $13.9 million decrease in slot handle and 10 basis point decrease in slot hold, as compared to the corresponding period of the prior year. Decreases in the gaming volume indicators measured by table game drop and slot handle demonstrate how new competition and a heightened regional promotional environment is shifting business among the Atlantic City market rather than creating incremental revenue growth.

Food and Beverage
Food and beverage revenues decreased by $0.7 million, or 2.1%, during the three months ended June 30, 2013, compared with the corresponding period of the prior year. The $0.7 million decrease was primarily due to a 3.3% decrease in the number of guests served, that was offset by a 1.8% increase in the average guest check.

Room
During the three months ended June 30, 2013, we had 215,568 occupied rooms, with an average occupancy rate of 85.6% at an average daily rate of $130.18, compared to 218,299 occupied rooms, with an average occupancy rate of 86.7% at an average daily rate of $133.76 during the comparable period in the prior year, the net effect of which resulted in a decrease of $1.2 million, or 4.0%, in room revenue.

Six Months ended June 30, 2013 and 2012
The Atlantic City market continues to be challenging due to increased local and regional competition. Regardless, we continue to be the leader in table games drop and slot handle, reflecting the quality of our amenities, as well as the hospitality and service provided to our customers. Overall, gross revenues during the six months ended June 30, 2013 decreased by $16.3 million, or 3.6%, as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $12.9 million decrease in gaming revenues and a $3.1 million decrease in food and beverage revenues. Promotional spend as a percentage of gross revenues remained relatively flat, as both gross revenues and promotional allowances decreased during the six months ended June 30, 2013, as compared to the corresponding period in the prior year. Costs and expenses related to gaming, food and beverage, room and other decreased by $6.6 million, or 3.5%, during the six months ended June 30, 2013, as compared to the corresponding period of the prior year, primarily related to reduced patron activity.

Gaming
Gaming revenues decreased $12.9 million, or 4.2%, during the six months ended June 30, 2013, as compared to the corresponding period of the prior year. Table game win decreased $6.4 million, or 7.0%, driven by a 10 basis point decrease in table games hold percentage and a 6.6% decrease in table game drop compared to the same period in the prior year. Additionally, during the six months ended June 30, 2013, slot win decreased $6.1 million due to a 1.4% decrease in slot handle and 20 basis point decrease in slot hold, as compared to the corresponding period of the prior year.

Food and Beverage
Food and beverage revenues decreased by $3.1 million, or 4.2%, during the six months ended June 30, 2013, compared with the corresponding period of the prior year. The $3.1 million decrease was primarily due to a 2.9% decrease in the number of guests served, offset slightly by a less than 1.0% increase in the average guest check.

Room
During the six months ended June 30, 2013, we had 421,834 occupied rooms, with an average occupancy rate of 84.2% at an average daily rate of $128.65, compared to 420,565 occupied rooms, with an average occupancy rate of 83.5% at an average daily rate of $133.13 during the comparable period in the prior year, the net effect of which resulted in a decrease of $1.7 million, or 3.0%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Selling, general and administrative	$39,620	$34,987	$74,395	$67,527
Maintenance and utilities	14,406	14,376	28,675	28,636
Depreciation and amortization	15,794	15,902	31,708	31,093
Impairments of assets	5,032	—	5,032	—
Other operating items, net	125	(2,034)	459	(1,927)

Three Months ended June 30, 2013 and 2012
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 17.7% and 15.3% during the three months ended June, 2013 and 2012, respectively. The increase in selling, general and administrative expenses as a percentage of gross revenues is primarily due to a $4.3 million decrease in gross revenues combined with a $4.6 million increase in selling, general and administrative expenses primarily due to a $3.6 million increase in property tax expense, a $0.9 million increase in legal fees, and a $0.3 million increase in fees related to the Atlantic City Alliance, as compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.4% and 6.3% during the three months ended June 30, 2013 and 2012, respectively. There were no major maintenance projects undertaken in either period.
Depreciation and Amortization
Depreciation and amortization expense was fairly consistent during the three months ended June 30, 2013 compared to the same period in 2012.

Impairments of Assets
On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million for the three months ended June 30, 2013.

Other Operating Items, net
Other operating items, net, was $0.1 million during the three months ended June 30, 2013. Other operating items, net, reflected a gain of $2.0 million during the three months ended June 30, 2012 due to a gain on a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007.

Six Months ended June 30, 2013 and 2012
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 16.9% and 14.8% during the six months ended June 30, 2013 and 2012, respectively. The increase in selling, general and administrative expenses as a percentage of gross revenues is primarily due to a $16.3 million decrease in gross revenues compared to the same period in the prior year. Selling, general and administrative expenses increased $6.9 million, or 10.2%, primarily due to a $4.3 million increase in property tax expense, a $1.8 million increase in legal fees, and a $0.6 million increase in fees related to the Atlantic City Alliance, as compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.5% and 6.3% during the six months ended June 30, 2013 and 2012, respectively. There were no major maintenance projects undertaken in either period.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, or 2.0%, during the six months ended June 30, 2013 compared to the same period in 2012. The increase was due to the completion of the room refurbishments at the Borgata hotel that were completed by June 30, 2012, and reflects the additional depreciation compared to the same period in the prior year.

Impairments of Assets
On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million for the six months ended June 30, 2013.

Other operating items, net
Other operating items, net, was $0.5 million during the six months ended June 30, 2013. Other operating items, net, reflects a gain $1.9 million during the six months ended June 30, 2012 due to a gain on a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007.

Other Expenses
Three and Six Months ended June 30, 2013 and 2012
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Interest expense, net	$20,844	$20,649	$41,618	$41,131
Average outstanding long-term debt	804,500	818,425	804,129	819,443
Weighted average interest rate	10.4%	10.1%	10.4%	10.0%

Interest expense increased slightly during the three months ended June 30, 2013, as lower average long-term debt balances were offset by slightly higher weighted average interest rates compared to the corresponding period in the prior year. Interest expense increased $0.5 million during the six months ended June 30, 2013, due to higher weighted average interest rates compared to the corresponding period in the prior year despite lower average long-term debt balances.

State Income Taxes
The following table presents our state income tax (provision) benefit and effective tax rate as a percentage of pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

State income tax (provision) benefit	$943	$392	$1,478	$(184)
Loss before state income taxes	(13,900)	(3,733)	(22,470)	(585)
Effective state income tax rate	6.8%	10.5%	6.6%	(31.5)%

The effective state income tax rate for the three months ended June 30, 2013 and 2012 was 6.8% and 10.5%, respectively. The effective state income tax rate for the six months ended June 30, 2013 and 2012 was 6.6% and (31.5)%, respectively. The change in the effective tax rates results primarily from the shift in profit and loss before income tax for the respective periods, as well as the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2012.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our amended credit facility. As of June 30, 2013 and December 31, 2012, we had balances of cash and cash equivalents of $33.8 million and $34.1 million, respectively. In addition, we had a working capital deficit of $29.4 million as of June 30, 2013 and $16.9 million as of December 31, 2012.

Our New Credit Facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our New Credit Facility, as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our New Credit Facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

The indenture governing both the 9.5% senior secured notes (the "2015 Notes") and the 9.875% senior secured notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our New Credit Facility, to the extent there is availability. At June 30, 2013, approximately $4.4 million was outstanding under the credit facility leaving contractual availability of $55.6 million.

If availability does not exist under our New Credit Facility, or we are not otherwise able to draw funds on our New Credit Facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

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

We cannot provide assurances that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and our New Credit Facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

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

On December 27, 2012, we entered into the Second Amendment to Credit Agreement that (i) decreases the minimum Consolidated EBITDA (as defined therein) to $125 million for fiscal quarters ending December 31, 2012 and thereafter, (ii) modifies the definition of Consolidated EBITDA to exclude certain losses, charges, and expenses, (iii) adjusts the calculation of Consolidated EBITDA such that for the fiscal quarter ending December 31, 2012 through the fiscal quarter ending September 30, 2013, Consolidated EBITDA will be computed by including the four fiscal quarters with the highest Consolidated EBITDA out of the most recently ended five fiscal quarters, (iv) reduces the Aggregate Commitments (as defined therein) to $60 million, (v) modifies the Use of Proceeds covenant to provide that the proceeds of revolving loans can only be used to repurchase or redeem MDFC's senior secured notes if, after giving affect thereto, the aggregate amount of outstanding loans and letters of credit under the amended credit facility does not exceed $50.0 million and (vi) adds a covenant prohibiting MDFC and MDDC from repurchasing or redeeming MDFC's senior secured notes at any time unless Consolidated EBITDA was at least $125 million for the most recently ended period of four consecutive fiscal quarters prior thereto (without giving effect to the adjustment described in clause (iii) above).

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

On July 24, 2013, the amended credit facility was replaced by the New Credit Facility, as discussed further below.

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

At June 30, 2013, the outstanding balance under the amended credit facility was $4.4 million, which bore an interest rate of 4.9%. Contractual availability under the amended credit facility at June 30, 2013 was $55.6 million. At December 31, 2012, the outstanding balance under the amended credit facility was $20.0 million, which bore an interest rate of 4.9%. Contractual availability under the amended credit facility at December 31, 2012 was $40.0 million.

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

We believe that we were in compliance with the amended credit facility covenants at June 30, 2013.

Amended and Restated Credit Agreement
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Credit Agreement”), which provided for the bank credit facility.

The New Credit Facility provides for a $60 million senior secured revolving credit facility (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Credit Facility will be used to repay obligations outstanding under the Prior Credit Agreement and is expected to be used, together with cash on hand, to redeem up to 10% of the 2015 Notes outstanding pursuant to that certain Indenture dated as of August 6, 2010 (the “Indenture”) among MDFC, MDDC and U.S. Bank National Association, as trustee.

The New Credit Facility includes an accordion feature which permits: (a) an increase in the Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Notes and, concurrently with or after the 2015 Notes have been refinanced, to refinance MDFC's 2018 Notes outstanding pursuant to the Indenture, in each case, subject to the satisfaction of certain conditions.

The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Revolving Credit Facility will have priority in payment to the payment of the 2015 Notes and the 2018 Notes.

Outstanding borrowings under the Revolving Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The New Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

As a result of the New Credit Facility, we incurred $2.1 million of financing fees.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we were in compliance with these covenants at June 30, 2013.

9.875% Senior Secured Notes Due 2018
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we were in compliance with these covenants at June 30, 2013.

Original Issue Discounts
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At June 30, 2013, the effective interest rates on the 2015 Notes and the 2018 Notes were 10.4% each.

Indenture
The indenture governing both the 2015 Notes and the 2018 Notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our New Credit Facility, to the extent there is availability.

Cash Flows Summary

	Six Months Ended
	June 30,
(In thousands)	2013	2012

Net cash provided by operating activities	$25,931	$31,822
Cash flows from investing activities:
Capital expenditures	(10,628)	(30,337)
Insurance proceeds from subrogation settlement	—	2,203
Net cash used in investing activities	(10,628)	(28,134)
Cash flows from financing activities:
Borrowings under amended credit facility	200,000	354,500
Payments under amended credit facility	(215,600)	(370,500)
Net cash used in financing activities	(15,600)	(16,000)
Decrease in cash and cash equivalents	$(297)	$(12,312)

Cash Flows from Operating Activities
During the six months ended June 30, 2013, we generated operating cash flow of $25.9 million, compared to $31.8 million during the same period of the prior year. Operating cash flow decreased due to the flow through effects from an increase in net loss from $0.8 million to $21.0 million during the six months ended June 30, 2013, compared to the same period in the prior year.

Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2013 and 2012 were $10.6 million and $30.3 million, respectively. Cash paid for capital expenditures during the six months ended June 30, 2013 primarily included $5.6 million on hotel room remodel, $1.8 million on slot updates, and $1.1 million on various information technology projects. Cash paid for capital expenditures during the six months ended June 30, 2012 included amounts spent for our hotel room renovation, slot products and food and beverage facilities. In addition, during the six months ended June 30, 2012, we received $2.2 million in proceeds from a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club on September 23, 2007.

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
During the six months ended June 30, 2013 we repaid a net $15.6 million on our amended credit facility, compared to net repayments of $16.0 million during the six months ended June 30, 2012.

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

Our estimated total capital expenditures for 2013 are expected to be approximately $25.0 million and are primarily comprised of suite renovations, technology enhancements, infrastructure costs of our anticipated launch of online gaming and various maintenance capital projects. We intend to fund such capital expenditures through our New Credit Facility and operating cash flows. We incurred $10.6 million in capital expenditures for the six months ended June 30, 2013.

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

Utility Contract
In 2005, we amended our executory contracts with a wholly owned subsidiary of a local utility company and extended the terms to 20 years from the opening of our rooms expansion. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.7 million per year. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated to be approximately $1.7 million in the aggregate per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

Letter of Credit
We had no outstanding letters of credit as of June 30, 2013.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our condensed consolidated financial statements: the recoverability of long-lived assets; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

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

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology. Such forward-looking statements may include, but are not limited to, the following:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives;

•	The effect of our ongoing litigation on our financial position, results of operations and cash flows;

•
Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past, and may in the future adversely impact the ability of borrowers, such as our company, to access capital;

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

•
The possibility of expansion of gaming facilities in nearby states, including the development of a new facility in Philadelphia, as well as, the anticipated timing and scope of the development plans of our competitors, and its potential effect on our business;

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

•	Our estimated effective income tax rates; estimated tax benefits; and merits of our tax positions;

•	The general effect, and expectation, of the national and global economy on our business, as well as the New Jersey economy;

•	Our expenses;

•	Our expectations, including our responsibility and control over day-to-day operations and the expected managerial resources needed to effectuate a potential sale of the MGM Interest;

•	Our expectations with respect to the valuation of our tangible and intangible assets;

•	The type of covenants that will be included in any future debt instruments;

•
Our expectations with respect to continued access to the global capital markets without disruption, and the potential effect of any disruptions on consumer confidence and reduced levels of consumer spending and the impact of these trends on our financial results;

•	Our ability to meet our projected operating and maintenance capital expenditures and the costs associated with any potential expansions or renovations;

•	Our ability to pay dividends;

•	Our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	The impact of new accounting pronouncements on our condensed consolidated financial statements;

•
That the New Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•
Our expansion and renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•	That margin improvements will remain a driver of profit growth for us going-forward;

•	The impact of changes in state gaming legislation, including, for example, in New York, Delaware, Connecticut and Maryland;

•	Our asset impairment analyses and our intangible asset and goodwill impairment tests;

•	That operating results for previous periods are not necessarily indicative of future performance;

•	Our expectations regarding our cost containment efforts;

•	Expectations, plans, beliefs, hopes or intentions regarding the future; and

•	Assumptions underlying any of the foregoing statements.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include, but are not limited to the following:

•	The effects of intense competition that exists in the gaming industry;

•	The uncertainty about the sustainability and strength of the current economic recovery;

•	Our ability to comply with debt covenants and generate sufficient cash flow to service our substantial debt;

•
The recent economic downturn and its impact on consumer and discretionary spending, and the risk that a prolonged economic recovery or a return to an economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

•	The effects of volatility in worldwide credit and financial markets;

•	The risk that instability in the financial condition of our lenders could have a negative impact on the New Credit Facility;

•	Our dependence on Borgata for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties or that is more geographically diverse;

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

•	The risk that our existing gaming license is not renewed, or that we may not receive gaming or other necessary licenses for new projects;

•	The risk that members of our business ventures may not receive regulatory approval to conduct internet gaming operations in certain gaming markets;

•	The risk relating to legal proceedings;

•	Our dependence on key members of existing management and our ability to attract, retain and motivate employees;

•	The risk that our capital improvement projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us;

•	Our ability to obtain capital commitments to fund our capital improvement projects on terms favorable to us, if at all;

•	The risks relating to compliance with extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities;

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry;

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

•
The effect of the expansion of legalized gaming in the United States, particularly in the mid-Atlantic region and on Native American tribal lands, as well as the potential proliferation of legalized internet gaming;

•	Our expected liabilities under the multiemployer pensions in which we operate; and

•	The risk of failing to maintain the integrity of customer data.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2013, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.
For example, weak economic conditions adversely affected tourism and spending in Atlantic City. While the economy has recently shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.
Intense competition exists in the gaming industry, and increased competition may have an adverse effect on our business results of operations and financial condition.
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

In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the NJDGE and the NJCCC (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. MGM filed a petition with the NJCCC on February 8, 2013, which was joined by Boyd and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a Statement of Compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM interest has been tolled to allow the NJCCC to complete a review of MGM's application. Competition could significantly increase if a developer acquires MGM's interest in such land or MGM is relicensed in New Jersey, and either a new developer or MGM succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, Revel Casino, a casino and hotel facility located at the northern end of the Boardwalk opened in April 2012, which has increased competition in the Atlantic City market. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. Internet gaming, recently approved for New Jersey casinos on February 26, 2013, is also expected to bring additional opportunities and enhanced competition for casino revenues and customers. We plan to engage in Internet gaming, but so do our competitors, and we can make no guarantees that we will emerge as a successful provider of Internet gaming to the gaming public.

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
The expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of our customers has had an adverse effect on its business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York,Delaware and Maryland, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted Borgata's business, results of operations and financial condition.
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

Increased competition also may result from changes to existing gaming regulations. For example, in January 2011, legislation was passed into law in New Jersey that changes the minimum room requirements and size of casino hotels. Instead of 500-room hotels with casinos of at least 60,000 square feet that New Jersey law previously required, developers will be able to build smaller, 20,000 square foot, casinos at hotels with at least 200 rooms. The new smaller casinos will be required to pay a tax rate of more than 14 percent on their gross gaming revenue to compensate for the reduced investment compared to existing, larger casinos, which pay just over 9 percent on such revenues. The legislation may result in the development of additional smaller, boutique hotel-casinos in the Atlantic City market, which will further increase competition. In addition, competition could further increase if, as has been contemplated in the past, the State of New Jersey approves the installation of video lottery terminals ("VLTs") at horse racing facilities in New Jersey.

We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in the Northeast or mid-Atlantic region from which we draw most of our customers, could have an adverse effect on our operating results. Native American gaming facilities typically have a significant operating advantage over our property due to lower gaming fees or taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. These competing Native American properties could continue to have an adverse impact on our operations.

We expect that competition from internet gaming will continue to grow and intensify.
We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. For example, in February 2013, Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering. In February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos, subject to regulations to be adopted by the NJDGE.

The global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The recent credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets are still fragile and remain volatile. We have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our or Borgata's indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the New Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the New Credit Facility. If we were otherwise required to renegotiate or replace the New Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
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
We regularly evaluate expansion and renovation opportunities. Any development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	changes to plans and specifications;

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming facilities, real estate development or construction projects,

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.
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

If we are unable to finance our expansion and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under the New Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the New Credit Facility, and debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional financing or joint venture partners, or modifying the New Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past, and may in the future, adversely impact the ability of borrowers such as our company to access capital. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under the New Credit Facility (to the extent that availability exists under the New Credit Facility, as applicable, after we meet our working capital needs).
If availability under the New Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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

The Atlantic City market has been substantially impacted by the recent national recession and weak economic conditions in the United States and elsewhere. A further decline in the Atlantic City market would have a material adverse effect on our business, financial condition and results of operations.
The Atlantic City market has been substantially impacted by the recent national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result of this recession and the uncertainty over the prospects for recovery, consumers were continuing to curb discretionary spending, which had an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010, 28.5 million in 2011 and 27.2 million in 2012. As national and local economic conditions were mixed and competitive pressures intensified, a more significant drop in visitors occurred in 2008 and 2009, with 31.8 million visitors in 2008 and 30.4 million visitors in 2009, or a decrease of approximately 8.9% and 13.0% from the 2005 peak, respectively. While the overall U.S. economy and the Atlantic City market has recently shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Furthermore, the Atlantic City market may not fully recover from the recent years' decline and decline further. A further decline in the Atlantic City market and Borgata in particular would have a material adverse effect on our business, financial condition and results of operations.

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
Approximately 2,297 of our employees were represented by four labor unions as of December 31, 2012. Additionally, one of our four collective bargaining agreements had expired in September 2012 and employees covered by the expired agreement continued to work during the negotiations of a new agreement, which was ratified on March 15, 2013. A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.

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

Gambling
We are subject to extensive regulation under New Jersey gaming laws, rules and supervisory procedures. Casino gaming was approved by statewide referendum in 1976, with casinos restricted to Atlantic City. The legislative intent was to use gambling as a unique tool for urban revitalization of Atlantic City, and to generate revenue to establish new or expanded programs to benefit senior citizens and disabled residents. New Jersey's gaming regulations include the following:

•
Regulation: The state's gaming industry is overseen by the NJCCC and the NJDGE. The NJDGE has responsibility for overall regulation of the gaming industry and issues regulations, investigates and polices the industry. The NJCCC issues casino licenses and has responsibility for the licensure of casino key employees. The NJDGE also has jurisdiction over alcoholic beverage licenses at casinos.

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
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenue, which includes a community investment alternative obligation equal to 1.25% of gross gaming revenue, plus additional taxes and fees. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to record New Jersey state income taxes. We can provide no assurances that the State of New Jersey will not enact legislation that increases gaming tax rates.

Failure to maintain the integrity of internal customer information could adversely affect us.
Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50 million, and coverage up to $200 million. In addition, we are self-insured up to $0.20 million with respect for each general liability claim and $0.25 million for each non-union employee medical claim. We accrued $9.1 million and $8.1 million for such claims at December 31, 2012 and December 31, 2011, respectively, and incurred expenses for such insurance claims of approximately $18.5 million, $18.6 million and $15.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

On July 6, 2010, MDDC received a notice from MAC that the trustee of the Divestiture Trust had entered into an agreement with a third party to sell the land contributed by MAC to the Divestiture Trust in connection with MAC's settlement agreement with the NJDGE, except the land underlying the surface parking lot ground lease. On November 4, 2010, MGM announced that the closing of the sale of the land leased to MDDC pursuant to four ground leases, all of which remain in effect following the closing of the sale of the underlying land. After the sale, MDDC exercised an option to continue to lease an additional undeveloped parcel and pay rent and property taxes on such parcel. Prior to the sale, MDDC had leased the undeveloped parcel with zero rent and property taxes. Other than MDDC's additional obligation to pay rent (in an amount equal to the amount paid per square foot under the Lease and Option Agreement, dated as of January 16, 2002, as amended by the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010 (collectively, the “Parking Structure Ground Lease”) and property taxes pursuant to the Ground Lease Agreement, dated as of March 23, 2010 (the “Ground Lease”) for the undeveloped parcel, our obligations under the ground leases were not modified by the sale.

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

We have executory contracts with a wholly owned subsidiary of a local utility company with terms that extend until 2028. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.7 million per annum as of December 31, 2012. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

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
Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional indebtedness, including providing guarantees or credit support;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock or the membership interests of MDDC);

•	make investments;

•	create, incur or suffer to exist liens;

•	sell assets;

•	enter into agreements restricting our subsidiaries' ability to pay dividends, make loans or transfer assets to us;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on our business, results of operations and financial condition.

The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the New Credit Facility have priority in payment to Borgata's senior secured notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If availability does not exist under the New Credit Facility, or we are not otherwise able to draw funds on the New Credit Facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

We may be unable to refinance our indebtedness.
Our outstanding indebtedness includes the New Credit Facility and the senior secured notes. The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of Borgata's assets, subject to certain exceptions. The obligations under the New Credit Facility have priority in payment to our senior secured notes.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the New Credit Facility, in amounts sufficient to enable it to pay the principal on our indebtedness at maturity and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to repay or refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining necessary capital.

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

In addition to the indebtedness under the senior secured notes and the New Credit Facility, we may be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We and our future subsidiaries may be able to incur substantially more debt in the future. Although the indenture and the New Credit Facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with noteholders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.

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

In particular, if adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants that we are subject to under our indebtedness. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the indenture, the New Credit Facility and our other debt agreements, and other agreements we may enter into in the future. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness, including the senior secured notes, or to fund our other liquidity needs.

In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and the New Credit Facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the senior secured notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal or premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness, including a default under the New Credit Facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could render us unable to pay the principal or premium, if any, and interest on the senior secured notes and substantially decrease the market value of the senior secured notes.

The value of the collateral securing the senior secured notes may not be sufficient to satisfy all our obligations under the senior secured notes and it may be difficult to realize the value of the collateral.
Our obligation under the senior secured notes and the guarantees are secured by substantially all of our and each guarantor's property and assets. In the event of a foreclosure on the collateral (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral securing the New Credit Facility and the senior secured notes may not be sufficient to satisfy the senior secured notes because such proceeds would, under the inter-creditor agreement, first be applied to satisfy our priority payment obligations under the New Credit Facility. Only after all of our priority payment obligations under the New Credit Facility have been satisfied will proceeds from such collateral be applied to satisfy our obligations under the senior secured notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under the New Credit Facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full and satisfying our obligations with respect to the senior secured notes and and any non-priority payment obligations under the New Credit Facility. There also can be no assurance that the collateral will be salable, and, even if salable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

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

To the extent that liens permitted under the indenture encumber any of the collateral securing the senior secured notes and the guarantees, the other secured parties may have rights and remedies with respect to the collateral that could adversely affect the value of the collateral and the ability of the collateral agent, the trustee under the indenture or the holders of the senior secured notes to realize or foreclose on the collateral. Such liens and rights include, among other things, potential mechanics' liens that could be filed by suppliers, contractors or other parties in connection with our ongoing renovation projects at Borgata. Consequently, liquidating the collateral securing the senior secured notes may not result in proceeds in an amount sufficient to pay any amounts due under the senior secured notes after also satisfying the obligations to pay any creditors with superior liens and obligations under the payment priority contained in the New Credit Facility. If the proceeds of any sale of the collateral are not sufficient to repay all amounts due on the senior secured notes, the holders of the senior secured notes (to the extent the senior secured notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured, unsubordinated claim against our and the guarantors' remaining assets.

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

As the managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations. Based on the terms of the Operating Agreement between BAC and MAC, we anticipate that BAC will retain control of the operations of Borgata if the sale of the MGM Interest proceeds. If BAC elects not to exercise its right of first refusal, a new member may want to negotiate greater rights or different terms. A new member could have economic or business interests or goals that are inconsistent with our economic or business interests or goals. The ongoing operation of Borgata could change if BAC negotiates agreements with a new member that contain terms that differ from the existing Operating Agreement. In addition, we do not have any rights with respect to whether BAC exercises its right of first refusal or with respect to the selection of the new member.

On July 6, 2010, MDDC received a notice from MAC that the trustee of the Divestiture Trust had entered into an agreement with a third party to sell the land contributed by MAC to the Divestiture Trust in connection with MAC's settlement agreement with the NJDGE, except the land underlying the surface parking lot ground lease. On November 4, 2010, MGM announced that the closing of the sale of the land leased to MDDC pursuant to four ground leases, all of which remain in effect following the closing. After the sale, MDDC exercised an option to continue to lease an additional undeveloped parcel and pay rent and property taxes on such parcel. Prior to the sale, MDDC had leased the undeveloped parcel with zero rent and property taxes. Other than MDDC's additional to pay rent (in an amount equal to the amount paid per square foot under the Parking Structure Ground Lease) and property taxes pursuant to the Ground Lease for the undeveloped parcel, our obligations under the ground leases are not modified by the sale.
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
10.1
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference to Exhibit 10.1 of MDFC's Current Report on Form 8-K filed July 26, 2013.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on August 13, 2013.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT LIST

Exhibit No.	Document of Exhibit	Method of Filing
10.1
Amended and Restated Credit Agreement, dated as of July 24, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference to Exhibit 10.1 of MDFC's Current Report on Form 8-K filed July 26, 2013.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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