Form 10-Q
period 2013-09-30
Marina District Finance Company, Inc.
filed 2013-11-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2013 and December 31, 2012

______________________________________________________________________________________________________

(In thousands)	September 30, 2013	December 31, 2012
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,350	$34,125
Accounts receivable, net	28,982	37,199
Inventories	3,973	3,864
Prepaid expenses and other current assets	9,962	6,742
Income taxes receivable, net	1,039	—
Deferred income taxes	2,235	2,196
Total current assets	81,541	84,126
Property and equipment, net	1,221,367	1,250,783
Debt financing costs, net	5,125	4,298
Other assets, net	8,956	39,362
Total assets	$1,316,989	$1,378,569
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$3,985	$3,642
Accrued liabilities	99,438	96,683
Income taxes payable, net	—	656
Total current liabilities	103,423	100,981
Long-term debt, net	753,481	793,324
Deferred income taxes	10,864	12,280
Other long-term tax liabilities	12,144	11,452
Other liabilities	8,144	15,787
Commitments and contingencies (Note 6)
Member equity	428,933	444,745
Total liabilities and member equity	$1,316,989	$1,378,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
REVENUES
Operating revenues:
Gaming	$176,982	$162,360	$472,042	$470,285
Food and beverage	39,153	40,234	108,211	112,350
Room	33,981	34,220	89,130	91,048
Other	13,294	12,809	33,337	31,547
Gross revenues	263,410	249,623	702,720	705,230
Less promotional allowances	63,359	62,532	164,148	166,573
Net revenues	200,051	187,091	538,572	538,657
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	66,382	67,592	188,144	195,225
Food and beverage	19,100	19,744	54,475	56,533
Room	3,720	3,990	10,167	10,944
Other	11,370	11,030	26,890	25,345
Selling, general and administrative	36,832	35,474	111,227	103,001
Maintenance and utilities	16,008	15,866	44,683	44,502
Depreciation and amortization	14,565	16,069	46,273	47,162
Impairments of assets	—	—	5,032	—
Other operating items, net	3,362	(1,602)	3,821	(3,529)
Total operating costs and expenses	171,339	168,163	490,712	479,183
Operating income	28,712	18,928	47,860	59,474

Other expense
Interest expense, net	20,281	20,754	61,899	61,885
Loss on early extinguishments of debt	2,536	—	2,536	—
Total other expense	22,817	20,754	64,435	61,885

Income (loss) before state income taxes	5,895	(1,826)	(16,575)	(2,411)
State income taxes	(715)	14	763	(170)
Net income (loss)	$5,180	$(1,812)	$(15,812)	$(2,581)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the nine months ended September 30, 2013
______________________________________________________________________________________________________

	Capital Contributions	Accumulated Deficit	Total Member Equity
(In thousands)
(Unaudited)
Balances, January 1, 2013	$446,700	$(1,955)	$444,745
Net loss	—	(15,812)	(15,812)
Balances, September 30, 2013	$446,700	$(17,767)	$428,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

	Nine Months Ended
(In thousands)	September 30,
(Unaudited)	2013	2012

Cash Flows from Operating Activities
Net loss	$(15,812)	$(2,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,273	47,162
Gain from insurance subrogation settlement	—	(3,809)
Amortization of debt financing costs	1,067	1,007
Amortization of discounts on senior secured notes	2,969	2,746
Deferred income taxes	(1,455)	(261)
Provision for doubtful accounts	2,174	2,612
Noncash asset write-downs	5,236	41
Loss on early extinguishments of debt	2,536	—
Other operating activities	—	27
Changes in operating assets and liabilities:
Accounts receivable	5,735	(1,867)
Inventories	(109)	159
Prepaid expenses and other current assets	(3,220)	(12,138)
Income taxes receivable/payable	(1,695)	(84)
Other long-term tax assets	—	521
Other assets, net	18,196	(1,099)
Accounts payable and accrued liabilities	3,098	10,852
Other long-term tax liabilities	692	(5)
Other liabilities	(822)	(302)
Net cash provided by operating activities	64,863	42,981
Cash Flows from Investing Activities
Capital expenditures	(16,398)	(33,994)
Insurance proceeds from subrogation settlement	—	3,809
Net cash used in investing activities	(16,398)	(30,185)
Cash Flows from Financing Activities
Borrowings under New Credit Facility and Prior Credit Facility	297,100	515,300
Payments under New Credit Facility and Prior Credit Facility	(300,800)	(541,800)
Payments to repurchase senior secured notes	(40,994)	—
Debt financing costs	(2,546)	(217)
Net cash used in financing activities	(47,240)	(26,717)
Increase (decrease) in cash and cash equivalents	1,225	(13,921)
Cash and cash equivalents, beginning of period	34,125	46,224
Cash and cash equivalents, end of period	$35,350	$32,303

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$59,876	$58,396

Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$—	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
______________________________________________________________________________________________________

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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our condensed consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, Boyd has gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, and Mississippi and New Jersey.

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM has subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amended agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

Basis of Presentation
Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of MDDC have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.
The results for the periods indicated are unaudited; however, such results reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

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

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investment to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by Borgata, were $3.7 million and $28.5 million as of September 30, 2013 and December 31, 2012, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts at June 30, 2013 were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our condensed consolidated statements of operations. On July 17, 2013, the CRDA disbursed $45.1 million from our funds on deposit with the CRDA of which we received a $22.5 million refund. We used these funds to redeem a portion of our 9.5% Senior Secured Notes (the "2015 Notes").

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. We did not capitalize interest during the three

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

and nine months ended September 30, 2013. We did not capitalize interest during the three months ended September 30, 2012. Capitalized interest during the nine months ended September 30, 2012 was $0.5 million.

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

The amounts due to these members are a result of the members' respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

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

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Rooms	$20,342	$20,857	$54,735	$55,764
Food and beverage	14,608	14,889	39,341	41,299
Other	28,409	26,786	70,072	69,510
Total promotional allowances	$63,359	$62,532	$164,148	$166,573

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Rooms	$5,571	$6,249	$16,291	$17,366
Food and beverage	11,012	11,199	29,947	31,866
Other	3,465	3,702	8,390	9,133
Total cost of promotional allowances	$20,048	$21,150	$54,628	$58,365

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $12.9 million and $11.2 million during the three months ended September 30, 2013 and 2012, respectively, and $34.7 million and $34.3 million during the nine months ended September 30, 2013 and 2012, respectively.

Other Operating Items, net
Other operating items, net, for the three months ended September 30, 2013 includes a $2.1 million adjustment for self-insurance reserves related to prior periods, $0.4 million in online gaming preopening expenses and $0.1 million in disposals. For the three months ended September 30, 2012, other operating items, net, includes a $1.6 million gain on a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007.

During the nine months ended September 30, 2013, other operating items, net, totaled $3.8 million and included $2.1 million for self-insurance reserve adjustments related to prior periods, $0.5 million for online gaming preopening expenses, $0.4 million in severance and $0.2 million in disposals. Other operating items, net, for the nine months ended September 30, 2012 included a gain of $3.8 million related to the subrogated insurance settlement.

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

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 30,	December 31,
(In thousands)	2013	2012

Land	$87,301	$87,301
Buildings and improvements	1,415,706	1,411,110
Furniture and equipment	311,286	310,674
Construction in progress	7,184	5,705
Total property and equipment	1,821,477	1,814,790
Less accumulated depreciation	600,110	564,007
Property and equipment, net	$1,221,367	$1,250,783

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

Construction in progress primarily relates to costs capitalized in conjunction with improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
Depreciation expense was $14.3 million and $15.8 million during the three months ended September 30, 2013 and 2012, respectively, and $45.6 million and $46.8 million during the nine months ended September 30, 2013 and 2012, respectively.

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2013	2012

Accrued payroll and related	$22,161	$16,972
Accrued interest	20,662	22,674
Accrued gaming liabilities	21,733	24,694
Accrued expenses and other liabilities	34,882	32,343
Total accrued liabilities	$99,438	$96,683

NOTE 5.    LONG-TERM DEBT, NET

Long-term debt, net consists of the following:

	September 30, 2013
(In thousands)	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net

New Credit Facility	$16,300	$—	$—	$16,300
9.50% Senior Secured Notes due 2015	358,200	(1,731)	(4,064)	352,405
9.875% Senior Secured Notes due 2018	393,500	(1,887)	(6,837)	384,776
	$768,000	$(3,618)	$(10,901)	$753,481

	December 31, 2012
(In thousands)	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net

Prior Credit Facility	$20,000	$—	$—	$20,000
9.50% Senior Secured Notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% Senior Secured Notes due 2018	393,500	(2,103)	(7,620)	383,777
	$811,500	$(4,628)	$(13,548)	$793,324

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

The New Credit Facility provides for a $60 million senior secured revolving credit facility (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Credit Facility was used to repay obligations outstanding under the Prior Credit Agreement.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

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

The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the New Credit Facility will have priority in payment to the payment of the 2015 Notes and the 2018 Notes.

Outstanding borrowings under the New Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under our New Credit Facility was 4.1% at September 30, 2013. At September 30, 2013, approximately $16.3 million was outstanding under the credit facility, with $3.2 million allocated to support letters of credit, leaving contractual availability of $40.5 million. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of our New Credit Facility.

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

We believe we were in compliance with these covenants at September 30, 2013.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at September 30, 2013.

In August 2013, MDFC redeemed $39.8 million of its 9.5% Senior Secured Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

9.875% Senior Secured Notes Due 2018
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at September 30, 2013.

Original Issue Discounts
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At September 30, 2013, the effective interest rates on the 2015 Notes and the 2018 Notes were 10.6% and 10.3%, respectively.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

Indenture
The indenture governing both the 2015 Notes and the 2018 Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA, as defined, to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the occurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still borrow under the New Credit Facility to the extent there is availability.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Court found in favor of Borgata and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City has indicated that they will appeal the appeal the decision. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in January 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation of $2.3 billion. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s expected appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through September 30, 2013 could result in adjustment to our estimated property tax liability.

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

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $35.4 million and $34.1 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2013 and December 31, 2012. The fair value of our CRDA deposits was $3.7 million and $28.5 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at September 30, 2013 and December 31, 2012.

The following table summarizes the fair value of the Company's Level 3 assets for the three and nine months ended September 30, 2013.

Three Months Ended September 30, 2013
(In thousands)	CRDA Deposits

Balance at July 1, 2013	$25,114
Deposits	1,738
Included in earnings	(581)
Settlements	(22,545)
Ending balance at September 30, 2013	$3,726

Nine Months Ended September 30, 2013
(In thousands)	CRDA Deposits

Balance at January 1, 2013	$28,464
Deposits	5,145
Included in earnings	(7,338)
Settlements	(22,545)
Ending balance at September 30, 2013	$3,726

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy

New Credit Facility	$16,300	$16,300	$16,300	Level 2
9.50% Senior Secured Notes due 2015	358,200	352,405	370,737	Level 1
9.875% Senior Secured Notes due 2018	393,500	384,776	410,224	Level 1
Total long-term debt	$768,000	$753,481	$797,261

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

	December 31, 2012
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy

Prior Credit Facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total long-term debt	$811,500	$793,324	$796,100

The estimated fair values of our New Credit Facility and Prior Credit Facility at September 30, 2013 and December 31, 2012, respectively, approximates their carrying values due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our New Credit Facility and Prior Credit Facility. The estimated fair values of our senior secured notes are based on quoted market prices as of September 30, 2013 and December 31, 2012.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the three and nine months ended September 30, 2013.

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

Contributions, based on wages paid to covered employees, totaled $1.9 million and $1.7 million during the three months ended September 30, 2013 and 2012, respectively, and $5.4 million and $5.0 million during the nine months ended September 30, 2013 and 2012, respectively. Our share of unfunded vested liabilities related to certain multiemployer pension plans was $68.4 million as of January 1, 2011.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.3 million and $0.4 million during the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $1.1 million during the nine months ended September 30, 2013 and 2012, respectively.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012
____________________________________________________________________________________________________

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees for 2012. Reimbursable expenditures were $1.7 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, and $6.7 million and $8.4 million during the nine months ended September 30, 2013 and 2012, respectively. Reimbursable expenses, with the exception of deferred financing fees, are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

NOTE 10. SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2013 through November 13, when these financial statements were available to be issued. During this period, we did not identify any subsequent events, other than those previously discussed in Note 6, Commitments and Contingencies, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

Overview
We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants, six casual dining restaurants, eight quick dining options, 14 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Our location within the Marina District provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 797-room hotel, featuring five swimming pools, a spa, and additional meeting room space. During 2012, we completed a project, started in 2011, to renovate and refurbish rooms and suites at Borgata, which included new paint and wall treatments, replacement of furniture and fixtures, flat panel televisions, resurfacing of floors, tiles and surrounds and other improvements at the Borgata hotel and incurred $48.3 million, in the aggregate of capital expenditures related to the project. Additionally, we incurred $6.1 million of capital expenditures in 2011 as part of our efforts to keep the gaming floor up-to-date and completed a $4 million renovation to our slot floor in 2010.

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

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 25.4% of the table game drop and 21.8% of the slot handle market share for the nine months ended September 30, 2013, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

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

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Nine Months Ended September 30, 2013 and 2012

The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Net revenues	$200,051	$187,091	$538,572	$538,657
Operating income	28,712	18,928	47,860	59,474
Net income (loss)	5,180	(1,812)	(15,812)	(2,581)

We continue to be the leader in the Atlantic City market despite increased local and regional competition. A new property formally opened on the Boardwalk in Atlantic City on April 2, 2012, and a property in the Marina District was remodeled during 2012. However, these projects did not generate incremental growth in the market. Rather, the new projects simply shifted existing business from other properties. Although maintaining our results at historical levels has been challenging, we continue to be the market leader in both table game drop and slot drop during the three and nine months ended September 30, 2013. We believe this reflects the quality of our amenities, as well as the hospitality and service we provide to our customers.

Three Months Ended September 30, 2013 and 2012
Net revenues
Net revenues increased $13.0 million, or 6.9%, during the three months ended September 30, 2013, compared to the same period in the prior year. During the three months ended September 30, 2013, our results were positively impacted by a $14.6 million increase in gaming revenues, which were partially offset by a $1.1 million decrease in food and beverage revenues. We continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 24.9% of the table game drop and 21.4% of the slot handle market share for the three months ended September 30, 2013. Additionally, we are the dominant leader in poker win and achieved 53.5% of the market share for the three months ended September 30, 2013.

Operating income
Operating income increased $9.8 million, or 51.7%, during the three months ended September 30, 2013, as compared to the corresponding period of the prior year, and was positively impacted by a 5.5% and 6.9% increase in gross revenues and net revenues, respectively. The $14.6 million increase in gaming revenues was partially offset by a $5.0 million increase in other operating charges, net, as there were $3.4 million in other operating charges, net, during the three months ended September 30, 2013, compared to a $1.6 million gain during the three months ended September 30, 2012, for the subrogation of insurance claims related to the fire the occurred during construction of the Water Club.

Net income (loss)
Net income was $5.2 million for the three months ended September 30, 2013, compared to net loss of $1.8 million during the three months ended September 30, 2012, due to the flow through effect of the increase in gaming revenues. Overall, gaming and other revenues increased 9.0% and 3.8%, respectively, compared to the same period in the prior year. Additionally, costs and expenses related to our gaming, food and beverage, room and other revenues decreased $1.8 million, or 1.7%, resulting in $5.2 million net income for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 and 2012
Net revenues
Net revenues were flat during the nine months ended September 30, 2013, compared to the same period in the prior year. During the nine months ended September 30, 2013, we experienced an increase of $1.8 million in each of our gaming and other revenues, that were offset by a decrease of $4.1 million and $1.9 million in food and beverage and room revenues, compared to the same period in the prior year. Net revenues were favorably impacted by a $2.4 million decrease in promotional allowances. We continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 25.4% of the table game drop and 21.8% of the slot handle market share for the nine months ended September 30, 2013. Additionally, we are the dominant leader in poker win and achieved 51.9% of the market share for the nine months ended September 30, 2013.

Operating income
Operating income decreased $11.6 million, or 19.5%, during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year, and was negatively impacted by an $8.2 million and $7.4 million increase in selling, general and administrative, and other operating charges, net, respectively. The $8.2 million increase in selling, general and administrative expenses during the nine months ended September 30, 2013, was due to a $6.4 million increase in property tax expense and a related $2.3 million increase in legal fees. The $7.4 million increase in other operating charges, net, during the nine months ended September 30, 2013, was due to a $2.1 million ALAE adjustment, as well as, a favorable $3.8 million gain from insurance subrogation settlement that occurred during the nine months ended September 30, 2012. Additionally, during the nine months ended September 30, 2013, we incurred an impairment charge of $5.0 million to adjust the carrying value of our CRDA-related accounts, which is included in impairments of assets on our condensed consolidated statements of operations. The increase in the costs mentioned above were partially offset by a $9.9 million decrease in operating costs in our three major revenue areas of gaming, food and beverage, and room expenses, due to our cost containment measures, resulting in a $11.6 million decrease in operating income for the nine months ended September 30, 2013.

Net loss
Net loss was $15.8 million for the nine months ended September 30, 2013, compared to net loss of $2.6 million during the nine months ended September 30, 2012, due to the flow through effect of the increase in selling, general and administrative expenses, other operating charges, net, and impairments of assets related to our CRDA-related accounts, which were only partially offset by our decrease in our gaming, food and beverage and room operating costs.

Operating Revenues
Gaming revenues are significantly comprised of the win from our slot machine operations and from table game wins. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 67% and 65% of gross revenues for the three months ended September 30, 2013 and 2012, respectively, and 67% of gross revenues for both of the nine months ended September 30, 2013 and 2012. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 15% and 16% of gross revenues for each of the three and nine months ended September 30, 2013 and 2012, respectively. Rooms produced approximately 13% and 14% of gross revenues for the three months ended September 30, 2013 and 2012, and 13% of gross revenues for each of the nine months ended September 30, 2013 and 2012, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed approximately 5% or less of gross revenues during each of these periods.

The following table presents our gross revenues and expenses for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

GROSS REVENUES
Gaming	$176,982	$162,360	$472,042	$470,285
Food and beverage	39,153	40,234	108,211	112,350
Room	33,981	34,220	89,130	91,048
Other	13,294	12,809	33,337	31,547
	$263,410	$249,623	$702,720	$705,230
OPERATING COSTS AND EXPENSES
Gaming	$66,382	$67,592	$188,144	$195,225
Food and beverage	19,100	19,744	54,475	56,533
Room	3,720	3,990	10,167	10,944
Other	11,370	11,030	26,890	25,345
	$100,572	$102,356	$279,676	$288,047
MARGINS
Gaming	62.5%	58.4%	60.1%	58.5%
Food and beverage	51.2%	50.9%	49.7%	49.7%
Room	89.1%	88.3%	88.6%	88.0%
Other	14.5%	13.9%	19.3%	19.7%

Three Months ended September 30, 2013 and 2012
The Atlantic City market continues to be challenging due to increased local and regional competition. Regardless, we continue to be the leader in table games drop and slot handle, reflecting the quality of our amenities, as well as the hospitality and service provided to our customers. Overall, gross revenues during the three months ended September 30, 2013 increased by $13.8 million, or 5.5%, as compared to the corresponding period of the prior year. The increase in gross revenues was primarily driven by a $14.6 million increase in gaming revenues, offset partially by a $1.1 million decrease in food and beverage revenues. Promotional spend decreased to 24.1% of gross revenues during the three months ended September 30, 2013, as compared to 25.1% for the three months ended September 30, 2012. Costs and expenses related to gaming, food and beverage, room and other decreased by $1.8 million, or 1.7%, during the three months ended September 30, 2013 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues increased $14.6 million, or 9.0%, during the three months ended September 30, 2013, as compared to the corresponding period of the prior year. Table game drop decreased $10.3 million, or 2.7%, partially offset by a 350 basis point increase in table games hold percentage as compared to the corresponding period in the prior year. Additionally, during the three months ended September 30, 2013, slot win increased $3.1 million as slot handle increased $34.2 million, or 2.4%, while slot hold remained unchanged as compared to the corresponding period of the prior year.

Food and Beverage
Food and beverage revenues decreased by $1.1 million, or 2.7%, during the three months ended September 30, 2013, compared with the corresponding period of the prior year. The $1.1 million decrease was primarily due to a 1.0% decrease in the number of guests served, while the average guest check remained relatively flat.

Room
During the three months ended September 30, 2013, we had 242,718 occupied rooms, with an average occupancy rate of 95.3% at an average daily rate of $137.68, compared to 244,807 occupied rooms, with an average occupancy rate of 96.2% at an average daily rate of $137.68 during the comparable period in the prior year, the net effect of which resulted in a less than 1.0% decrease in room revenues.

Nine Months ended September 30, 2013 and 2012
The Atlantic City market continues to be challenging due to increased local and regional competition. Regardless, we continue to be the leader in table games drop and slot handle, reflecting the quality of our amenities, as well as the hospitality and service provided to our customers. Overall, gross revenues during the nine months ended September 30, 2013 decreased by $2.5 million as compared to the corresponding period of the prior year. The decrease in gross revenues was primarily driven by a $4.1 million decrease in food and beverage revenues and a $1.9 million decrease in room revenues, partially offset by a $1.8 million increase in each of the gaming and other revenues. Promotional spend as a percentage of gross revenues remained relatively flat, as both gross revenues and promotional allowances decreased during the nine months ended September 30, 2013, as compared to the corresponding period in the prior year. Total costs and expenses related to gaming, food and beverage, room and other decreased by $8.4 million, or 2.9%, during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year, primarily related to reduced patron activity and cost containment measures.

Gaming
Gaming revenues increased $1.8 million, during the nine months ended September 30, 2013, as compared to the corresponding period of the prior year. Table game win increased $5.3 million, or 4.0%, driven by a 120 basis point increase in table games hold percentage despite a 5.2% decrease in table game drop compared to the same period in the prior year. Additionally, during the nine months ended September 30, 2013, slot win decreased $3.0 million as slot handle remained relatively flat while slot hold decreased 10 basis points, as compared to the corresponding period of the prior year.

Food and Beverage
Food and beverage revenues decreased by $4.1 million, or 3.7%, during the nine months ended September 30, 2013, compared with the corresponding period of the prior year. The $4.1 million decrease was primarily due to a 2.7% decrease in the number of guests served, offset slightly by a less than 1.0% increase in the average guest check.

Room
During the nine months ended September 30, 2013, we had 664,552 occupied rooms, with an average occupancy rate of 88.0% at an average daily rate of $131.95, compared to 665,372 occupied rooms, with an average occupancy rate of 87.8% at an average daily rate of $134.80 during the comparable period in the prior year, the net effect of which resulted in a decrease of $1.9 million, or 2.1%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Selling, general and administrative	$36,832	$35,474	$111,227	$103,001
Maintenance and utilities	16,008	15,866	44,683	44,502
Depreciation and amortization	14,565	16,069	46,273	47,162
Impairments of assets	—	—	5,032	—
Other operating items, net	3,362	(1,602)	3,821	(3,529)

Three Months ended September 30, 2013 and 2012
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.0% and 14.2% during the three months ended September 30, 2013 and 2012, respectively. Selling, general and administrative expenses as a percentage of gross revenues remained relatively flat as a $1.4 million increase in selling, general and administrative expenses was offset by a $13.8 million increase in gross revenues as compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.1% and 6.4% during the three months ended September 30, 2013 and 2012, respectively. There were no major maintenance projects undertaken in either period.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.5 million during the three months ended September 30, 2013 compared to the same period in 2012 as there were fewer capital projects compared to the same period in the prior year.

Impairments of Assets
There were no impairments of assets during the three months ended September 30, 2013, and 2012.

Other Operating Items, net
Other operating items, net, were $3.4 million during the three months ended September 30, 2013 and consisted of a $2.1 million ALAE adjustment, $0.4 million in online gaming preopening expenses and $0.1 million in disposals. Other operating items, net, reflected a gain of $1.6 million during the three months ended September 30, 2012 due to a gain on a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007.

Nine Months ended September 30, 2013 and 2012
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 15.8% and 14.6% during the nine months ended September 30, 2013 and 2012, respectively. The increase in selling, general and administrative expenses as a percentage of gross revenues is primarily due to a $2.5 million decrease in gross revenues coupled with an $8.2 million increase in selling, general and administrative expenses as compared to the same period in the prior year. Selling, general and administrative expenses increased $8.2 million, or 8.0%, primarily due to a $6.4 million increase in property tax expense and a related $2.3 million in legal expense, as compared to the same period in the prior year.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.4% and 6.3% during the nine months ended September 30, 2013 and 2012, respectively. There were no major maintenance projects undertaken in either period.
Depreciation and Amortization
Depreciation and amortization expense decreased by $0.9 million, or 1.9%, during the nine months ended September 30, 2013 compared to the same period in 2012. The decrease is due to more fully depreciated assets as capital expenditures have been reduced in the current year compared to the same periods in the prior years.

Impairments of Assets
On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million for the nine months ended September 30, 2013.

Other operating items, net
Other operating items, net, were $3.8 million during the nine months ended September 30, 2013 and consisted of $2.1 million for an ALAE adjustment, $0.5 million for online gaming preopening expenses, $0.4 million in severance and $0.2 million in disposals. Other operating items, net, includes a gain of $3.8 million during the nine months ended September 30, 2012 due to a gain on a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007.

Other Expenses
Three and Nine Months ended September 30, 2013 and 2012
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Interest expense, net	$20,281	$20,754	$61,899	$61,885
Average outstanding long-term debt	786,675	811,650	797,970	816,700
Weighted average interest rate	10.3%	10.2%	10.3%	10.1%

Interest expense decreased slightly during the three months ended September 30, 2013, as lower average long-term debt balances were offset by slightly higher weighted average interest rates compared to the corresponding period in the prior year. Interest expense remained flat during the nine months ended September 30, 2013, as higher weighted average interest rates were offset by lower average long-term debt balances compared to the corresponding period in the prior year.

Loss on Early Extinguishments of Debt
We incurred $2.5 million in losses on early extinguishments of debt reported in both the three and nine months ended September 30, 2013, due to the partial redemption of the 9.5% Senior Secured Notes and the retirement of the Prior Credit Facility.
State Income Taxes
The following table presents our state income tax (provision) benefit and effective tax rate as a percentage of pre-tax income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

State income tax (provision) benefit	$(715)	$14	$763	$(170)
Income (loss) before state income taxes	5,895	(1,826)	(16,575)	(2,411)
Effective state income tax rate	12.1%	0.8%	4.6%	(7.1)%

The effective state income tax rate for the three months ended September 30, 2013 and 2012 was 12.1% and 0.8%, respectively. The effective state income tax rate for the nine months ended September 30, 2013 and 2012 was 4.6% and -7.1%, respectively. The change in the effective tax rates results primarily from the shift in profit and loss before income tax for the respective periods, as well as the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2012.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our Prior Credit Facility. As of September 30, 2013 and December 31, 2012, we had balances of cash and cash equivalents of $35.4 million and $34.1 million, respectively. In addition, we had a working capital deficit of $21.9 million as of September 30, 2013 and $16.9 million as of December 31, 2012.

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

The indenture governing both the 9.5% senior secured notes (the "2015 Notes") and the 9.875% senior secured notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our New Credit Facility, to the extent there is availability. At September 30, 2013, approximately $40.5 million of additional capacity was available under the New Credit Facility.

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

The New Credit Facility provides for a $60 million senior secured revolving credit facility (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Credit Facility was used to repay obligations outstanding under the Prior Credit Agreement.

The New Credit Facility includes an accordion feature which permits: (a) an increase in the Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Notes and, concurrently with or after the 2015 Notes have been refinanced, to refinance the 2018 Notes outstanding pursuant to the Indenture, in each case, subject to the satisfaction of certain conditions.

The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the New Credit Facility will have priority in payment to the payment of the 2015 Notes and the 2018 Notes.

Outstanding borrowings under the New Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under our New Credit Facility was 4.1% at September 30, 2013. At September 30, 2013, approximately $16.3 million was outstanding under the credit facility, with $3.2 million allocated to support letters of credit, leaving contractual availability of $40.5 million. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of our New Credit Facility, as amended.

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

We believe we were in compliance with these covenants at September 30, 2013.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at September 30, 2013.

In August 2013, MDFC redeemed $39.8 million of its 2015 Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

9.875% Senior Secured Notes Due 2018
Significant Terms
The notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at September 30, 2013.

Original Issue Discounts
The original issue discounts have been recorded as offsets to the principal amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At September 30, 2013, the effective interest rates on the 2015 Notes and the 2018 Notes were 10.6% and 10.3%, respectively.

Indenture
The indenture governing both the 2015 Notes and the 2018 Notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at September 30, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our New Credit Facility, to the extent there is availability.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In thousands)	2013	2012

Net cash provided by operating activities	$64,863	$42,981
Cash flows from investing activities:
Capital expenditures	(16,398)	(33,994)
Insurance proceeds from subrogation settlement	—	3,809
Net cash used in investing activities	(16,398)	(30,185)
Cash flows from financing activities:
Borrowings under New Credit Facility and Prior Credit Facility	297,100	515,300
Payments under New Credit Facility and Prior Credit Facility	(300,800)	(541,800)
Payments to repurchase senior secured notes	(40,994)	—
Debt financing costs, net	(2,546)	(217)
Net cash used in financing activities	(47,240)	(26,717)
Increase (decrease) in cash and cash equivalents	$1,225	$(13,921)

Cash Flows from Operating Activities
During the nine months ended September 30, 2013, we generated operating cash flow of $64.9 million, compared to $43.0 million during the same period of the prior year. Operating cash flow increased due to the timing of non-recurring events such as asset write-downs, loss on retirements of debt and gains from insurance subrogation settlements compared to the same period in the prior year. Additionally, cash flow from other assets, net, increased $17.6 million due primarily to the 50% refund of our CRDA deposits of $22.5 million offset by cash paid for current year CRDA deposits of $5.9 million.

Cash Flows from Investing Activities
Capital expenditures during the nine months ended September 30, 2013 and 2012 were $16.4 million and $34.0 million, respectively. Cash paid for capital expenditures during the nine months ended September 30, 2013 primarily included $7.4 million on hotel room remodel, $3.4 million on slot updates, and $2.3 million on various information technology projects. Cash paid for capital expenditures during the nine months ended September 30, 2012 included amounts spent for our hotel room renovation, slot products and food and beverage facilities. Preopening expenses increased due to costs related to consulting and contract labor. In addition, during the nine months ended September 30, 2012, we received $3.8 million in proceeds from a subrogated insurance settlement related to the fire that occurred during the construction of The Water Club on September 23, 2007.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our New Credit Facility. Depending on our cash flow needs, we borrow and repay amounts under our New Credit Facility to manage our overall cash position.
During the nine months ended September 30, 2013 we repaid a net $3.7 million on our New Credit Facility and Prior Credit Facility, compared to net repayments of $26.5 million during the nine months ended September 30, 2012.

Other Items Affecting Liquidity
We anticipate the ability to fund our capital requirements using cash flows from operations and availability under our New Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

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

Our estimated total capital expenditures for 2013 are expected to be approximately $25.0 million and are primarily comprised of suite renovations, technology enhancements, infrastructure costs of our anticipated launch of online gaming and various maintenance capital projects. We intend to fund such capital expenditures through our New Credit Facility and operating cash flows. We incurred $16.4 million in capital expenditures for the nine months ended September 30, 2013.

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

Letter of Credit
We had a $3.2 million outstanding letter of credit as of September 30, 2013.

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

•
Our estimated total capital expenditures for 2013, our expectation that they will be primarily comprised of suite renovations, technology enhancements, infrastructure costs for our anticipated launch of online gaming and various maintenance capital projects and our intention to fund such capital expenditures through our New Credit Facility and operating cash flows;

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

•	The risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our New Credit Facility and senior secured notes;

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2013, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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
The expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of our customers has had an adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York, Delaware and Maryland, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted our business, results of operations and financial condition.
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

In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities. For example, during January and February 2011, much of the country was impacted by some of the worst winter weather in decades, particularly in the Midwest. Additionally, February 2010 was the snowiest month ever recorded in Atlantic City, which generally kept would-be gamblers from traveling to Borgata, contributing to a drop in our monthly revenues from January to February. The 2010 winter season was the worst on record, and travel throughout the entire Northeast was extremely difficult. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata. If there is a prolonged disruption at Borgata due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
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

Our expansion and renovation projects may face significant risks inherent in construction projects.
We regularly evaluate expansion and renovation opportunities. Any development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•	changes to plans and specifications;

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming facilities, real estate development or construction projects;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.
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
The Atlantic City market has been substantially impacted by the recent national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result of this recession and the uncertainty over the prospects for recovery, consumers were continuing to curb discretionary spending, which had an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010, 28.5 million in 2011 and 27.2 million in 2012. While the overall U.S. economy and the Atlantic City market have recently shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Furthermore, the Atlantic City market may not fully recover from the recent years' decline and decline further. A further decline in the Atlantic City market and Borgata in particular would have a material adverse effect on our business, financial condition and results of operations.

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
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate a sufficient number of talented people, with the increasingly diverse skills needed to serve clients and expand our business. Competition for highly qualified, specialized technical and managerial, and, particularly, consulting personnel is intense. Recruiting, training, retention and benefit costs place significant demand on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

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
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenue, which includes a community investment alternative obligation equal to 1.25% of gross gaming revenue, plus additional taxes and fees. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. We are treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of our members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to record New Jersey state income taxes. We can provide no assurances that the State of New Jersey will not enact legislation that increases gaming tax rates.

We are subject to extensive taxation policies, which may harm our business.
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on gross gaming revenues. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. Borgata is treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of its members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, Borgata is required to record New Jersey state income taxes. We cannot assure you that the State of New Jersey will not enact legislation that increases gaming tax rates.

Additionally, while the New Jersey Tax Court (“Court”) has ruled in favor of the Borgata for the tax years 2009 and 2010 in regards to the Borgata’s property tax assessments for such tax years, we can provide no assurances that the Court’s decision will be upheld at the appellate level. Borgata had filed tax appeal complaints, in connection with its property tax assessments for tax years 2009 through 2013, in the Court. The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued Borgata’s real property at approximately $2.3 billion. The Court found in favor of the Borgata and reduced the real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City has indicated that they will appeal the decision. Borgata has paid its property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in January 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s expected appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through September 30, 2013 could result in adjustment to our estimated property tax liability at Borgata.

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a disadvantage compared to our competitors that have less debt; and

•	limiting along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.
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
We and our future subsidiaries may be able to incur substantially more debt in the future. Although the indenture and the New Credit Facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with note holders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.

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

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under the New Credit Facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full and satisfying our obligations with respect to the senior secured notes and any non-priority payment obligations under the New Credit Facility. There also can be no assurance that the collateral will be salable, and, even if salable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

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
MDFC's issuance of the senior secured notes and the issuance of the guarantees by MDDC, and any of MDDC's future subsidiaries may be subject to review under federal and state fraudulent conveyance or similar laws. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, any guarantee made by MDDC or any of MDDC's future subsidiaries could be voided, or claims under the guarantee made by MDDC or any of MDDC's future subsidiaries could be subordinated to all other obligations of MDDC or any such subsidiary, if MDDC or the subsidiary, at the time it incurred the obligations under any guarantee:

•	incurred the obligation with the intent to hinder, delay or defraud creditors;

•	received less than reasonably equivalent value in exchange for incurring those obligations; and was insolvent or rendered insolvent by reason of that incurrence;

•	was engaged in a business or transaction for which such person's remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond our ability to pay those debts as they mature.

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
10.1
Amended and Restated Credit Agreement dated as of August 14, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from the MDFC's Current Report on Form 8-K dated July 26, 2013.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on November 13, 2013.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT LIST

Exhibit Number	Document of Exhibit	Method of Filing
10.1
Amended and Restated Credit Agreement dated as of August 14, 2013, among MDFC, MDDC, Wells Fargo, National Association, as administrative agent for the Lenders, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.
Incorporated by reference from the MDFC's Current Report on Form 8-K dated July 26, 2013.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*
Filed electronically herewith

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