Form 10-K
period 2013-12-31
Marina District Finance Company, Inc.
filed 2014-03-28
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.	Business
Overview
Unless otherwise indicated, all historical financial information in this Annual Report on Form 10-K is information regarding Marina District Development Company, LLC ("MDDC"), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC. MDDC has fully and unconditionally guaranteed MDFC's securities; and accordingly, the consolidated financial statements of MDDC (as parent) are included herein. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.

MDDC developed, owns and operates Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. We believe no other Atlantic City property offers the quality and breadth of non-gaming amenities and best-in-class gaming operations as Borgata. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants with acclaimed chefs including Bobby Flay, Wolfgang Puck, Michael Schulson and Stephen Kalt, six casual dining restaurants, eight quick dining options, 14 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Borgata was master-planned with ease of access and designed as a single-level casino floor with appealing design elements, creating an immediate sense of excitement upon entrance, heightened by the placement of multiple food and beverage outlets on the casino floor itself. Our location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.
Borgata initially opened with an investment of approximately $1.1 billion. Since opening, we have completed two major capital investments to expand the facility. In July 2006, we opened the public space expansion on the north side of the property, an approximate $200 million project that expanded the public areas to include additional gaming positions, food and beverage outlets, a second nightclub, a new poker room that became the largest in the Atlantic City market, and a simulcast race book. In June 2008, The Water Club, a $450 million, 43-story, 797-room hotel expansion project, opened. In addition to the hotel, the rooms expansion included an additional spa and five pools, additional meeting and retail space, a new parking structure and a separate porte-cochere and front desk. During the year ended December 31, 2010, we completed renovations to the casino floor, the renovation and refurbishment of all of the Fiore suites, and we began room refurbishment at the Borgata hotel. During the years ended December 31, 2011, and 2012, we continued the renovation of the Borgata hotel, and all rooms were completed by June 2012. As part of our ongoing efforts to position Borgata as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of maintenance capital projects. We intend to fund such capital expenditures through our New Credit Facility and operating cash flows.
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
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has been operating for almost 40 years. Boyd owns and operates 21 wholly owned casino entertainment facilities located in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi. Borgata contributed approximately $46.1 million in operating income to Boyd for the year ended December 31, 2013, which we believe demonstrates the importance of Borgata to Boyd's operations and the corresponding focus and dedication committed by Boyd's management team to Borgata.

General Business Developments
Significant developments affecting our business for the year ended December 31, 2013 include:

•
On July 24, 2013, we entered into an amended and restated credit agreement with our lenders (the “New Credit Facility”). See Note 4, Long-term Debt, to the consolidated financial statements for discussion of the terms of the New Credit Facility.

•
During August 2013, we redeemed $39.8 million of our 9.5% Senior Secured Notes due 2015 (the “2015 Notes”.) The redemption price paid was 103% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

•
Following the enactment of online gaming legislation by the state of New Jersey in February 2013, on November 26, 2013, we launched our real-money online gaming to the general public in the state of New Jersey. Our site, developed under an arrangement with our online gaming partner, bwin.party Digital Entertainment PLC (“bwin”), has captured a 30% market share since its launch. Working in collaboration with bwin, we offer a full suite of games, including poker, slots and table games, under the Borgata brand and bwin's PartyPoker brand.

•
On December 16, 2013, we increased the term commitments available to us under our New Credit Facility by an aggregate of $380.0 million (the “Incremental Term Loan”.) See Note 4, Long-Term Debt, to the consolidated financial statements for discussion of the terms of the Incremental Term Loan.

•
On December 16, 2013, we redeemed all of our remaining outstanding 2015 Notes at a redemption price of 104.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption was funded by the net proceeds of the Incremental Term Loan and borrowings under the $60 million senior secured revolving credit facility (the " Revolving Credit Facility").

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
Dominant Market Leader in Gaming Operations
We have led the Atlantic City market in total gaming revenue market share every year since 2005. For the year ended December 31, 2013, we achieved a market share of 21.6% of total casino win, including a market share of 23.3% and 20.3% of total table win and total slot win, respectively. For the same time period, we recorded a 62.4% table game win fair share premium (excluding poker tables) and a 64.7% slot win fair share premium relative to the Atlantic City market. A summary of key gaming terms is set forth below under the caption "Industry and Market Data; Certain Industry Terms."

Superior Performance in Non-Gaming Revenue
We believe that no other casino in the Atlantic City market offers the quality and breadth of non-gaming amenities as Borgata. For the year ended December 31, 2013, our average daily rate ("ADR") was $131 per night, with an average occupancy rate of 85%. The food and beverage product was designed to be a key feature of the property and we believe we provide a diverse choice of offerings, including our five fine dining restaurants that bring a world of culinary experiences to Atlantic City.
Strong Sponsorship and Experienced Management Team
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has been operating for almost 40 years. Boyd owns and operates 21 casino entertainment facilities located in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

Our Strategy
Our strategy is to capitalize on our high quality facilities and diverse array of gaming, dining, retail and entertainment options to effectively compete in the Atlantic City market and with our other regional competitors. We believe Borgata's fun, upscale and superior design, along with our high quality and breadth of gaming and non-gaming amenities, have allowed us to capture a leading share of the Atlantic City gaming market. Our casino features spacious gaming floors that are operationally efficient and has the greatest number of gaming positions by property in the Atlantic City market as of December 31, 2013.
Capitalize on Our Superior Location and Easy Accessibility
We believe our location offers several advantages. Borgata is the first casino to be located upon arrival at Renaissance Pointe and is approximately a quarter mile away from its nearest competitors. The Atlantic City Expressway Connector provides quick access to Borgata, making it one of the most easily accessible properties in the Atlantic City market. The Atlantic City Expressway Connector offers guests a four-lane road to Renaissance Pointe and eliminates all but one occasional traffic stop from the Atlantic City Expressway. This advantage is significant as motorists are able to reach Borgata before its competitors and without the delays associated with driving to competing casinos. This is especially crucial during the summer months, when traffic along the main thruways (Arctic, Atlantic and Pacific Avenues) to the Boardwalk properties is heaviest. Upon exiting the Atlantic City Expressway at the Borgata exit, the Borgata Loop provides quick and direct access to valet and parking garages for Borgata. In addition, Borgata is highly visible from the Atlantic City Expressway, the primary roadway serving Atlantic City, which helps draw immediate brand awareness.
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
Emphasize Slot Revenues, the Most Consistently Profitable Segment of the Gaming Industry, while also Seeking to Maximize Table Game and Poker Room Revenues
We ranked number one among the 12 hotel casinos operating in Atlantic City during 2013 in terms of slot win and table win, earning $418.4 million in slot win, or 20.3% of the total slot win in the Atlantic City market, and $176.0 million in table win, or 23.3% of the total table win in the Atlantic City market. In addition, since the opening of our poker room (the largest in Atlantic City), we are the leader in poker win and have captured 51.7% of total poker win in the Atlantic City market for the year ended December 31, 2013. Our continued success will depend significantly upon our ability to continue to attract players to our slot machines, table games and poker room, including through our marketing and promotional efforts. While the focus on slot marketing remains competitive, we also market aggressively towards table game customers.
Capitalize on Our Non-Gaming Businesses
We seek to maximize non-gaming revenues by offering our customers a host of amenities and entertainment offerings. We believe the quality and diversity of our dining, entertainment, spa and retail facilities have contributed to making Borgata a destination resort rather than a day trip casino. Our standard hotel rooms are well-appointed, featuring floor-to-ceiling windows, comfortable custom-made mattresses, Egyptian cotton bed and bath sheets and large bathrooms with marble floors, granite countertops, oversized glass-enclosed showers and private commode rooms. Our customers can select from a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. We also offer many entertainment options designed to enrich the overall resort and gaming experience and attract customers to our facilities. Our Events Center, which can accommodate up to 3,500 people, and The Music Box, which seats approximately 950, host concerts and headliner entertainment throughout the year. Guests can also relax and unwind at our 54,000 square foot Spa Toccare or at the Immersion Spa, a more intimate European spa located on the 32nd and 33rd floors of The Water Club. The resort also features meeting rooms with flexibility to arrange accommodations to suit most occasions, whether hosting a meeting of 30 business executives, a general session for 3,000 or a gala dinner.
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
Actively Manage Expenses
In response to the recent economic downturn and increasing regional competition, we have taken steps to streamline our operational expenses and realign our operating structure to appropriately function within current business volumes. Specifically, we have been able to significantly reduce operating expenses by electing not to accept guests at The Water Club hotel generally during the mid-week period from November through May. This gives us the flexibility of operating a single hotel rather than two separate properties to adjust to decreased demand during the non-peak seasons due to the continued weakness in the economy. The Water Club hotel is open every day of the week during the summer peak season of June to October, and is fully operational during the weekends from Friday to Monday from November through May. In addition, we have undertaken other cost management efforts to operate more efficiently, including a reduction in payroll expenses and adjusting the availability of our other amenities, such as the operating days for certain restaurants, to match demand.

Our Property
Casino Overview
Borgata offers a 160,000 square foot casino containing approximately 3,200 slot machines, 183 table games, 80 live poker tables and a simulcast race book facility. Table games include blackjack, craps, roulette, baccarat, pai gow, novelty games, sic bo and other games. Our poker program continues to gain momentum with The Borgata Poker Open, a four-part major tournament series, monthly signature events and daily tournaments in the casino's poker room. Unlike several other properties in Atlantic City, our casino is contiguous and encompasses the majority of the property's first floor. This design provides a more fluid, Las Vegas-style gaming environment. In addition, this layout is more efficient from an operations standpoint as oversight and game layout is easier to manage when gaming activities are conducted in contiguous areas. Borgata was the first casino to be designed under the more user-friendly regulations governing casino design in Atlantic City. Management believes that those regulatory changes have benefited our casino's design by improving the traffic flow in the casino, reducing the amount of exits required and allowing restaurants and entertainment venues to be directly adjacent to the casino floor.
We continue to maintain the most up-to-date gaming floor in Atlantic City with the latest technology designed to provide customers with a personalized and enjoyable entertainment experience, as well as to increase the operating efficiency of our facility. We incurred $6.1 million in capital expenditures for our gaming floor in 2011 as part of our efforts to keep the gaming floor up-to-date. During the year ended December 31, 2010, we completed a $4 million renovation to our slot floor. The renovation consisted of removing approximately 470 slot machines to create a more efficient and spacious layout for our gaming customers. In addition, as part of the renovation, we installed 175 new slot machines and re-themed 247 slot machines.
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

The Water Club
Atlantic City's first boutique-lifestyle hotel combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 797 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools-indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss and Just Cavalli, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open every day of the week during the summer peak season from June to October and is fully operational from Friday to Monday during the non-peak seasons from November to May.
Dining Options
We offer a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. The food and beverage product was designed to be a key feature of the property and we believe the layout provides for efficient operations in both the slower winter months and peak summer season. Our five fine dining restaurants bring a world of culinary experiences to Atlantic City. These restaurants consist of:

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
Other dining establishments include The Metropolitan Café, the Borgata Buffet, Noodles of the World (N.O.W.), Amphora, Bread and Butter and the Sunroom located at The Water Club. Our customers can also grab a quick bite to eat at our multi-concept quick service dining facility known as the Cafeteria, which features fast dining alternatives such as Ben & Jerry's, Panda Express, Hibachi San, Villa Pizza, Fatburger, Lettuce Heads and Tony Luke's. We believe the diverse array of dining options that we offer has been well received by the market and is an important factor in making Borgata a destination resort rather than a day trip casino.
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
In addition, MDDC has entered into restaurant management agreements with the operators of our five fine dining restaurants. Under the terms of these agreements, each restaurant operator is generally responsible for the day-to-day management and oversight of the restaurant's operations. As the owner, MDDC is responsible for all expenses of constructing, opening, operating, furnishing, supplying, marketing, repairing and maintaining each restaurant. In exchange for services rendered under the restaurant management agreement, each restaurant operator is entitled to a management fee, consisting of a base fee equal to a percentage of gross restaurant sales (as defined in the respective management agreements) plus an incentive fee equal to a percentage of net restaurant profits (as defined in the respective management agreements). Additionally, the restaurant management agreements with the operators of Izakaya, Bobby Flay Steak and Fornelletto provide for a minimum guaranteed management fee. Unless terminated sooner in accordance with its terms, each restaurant management agreement expires 120 months after the date of the restaurant's opening, except that the restaurant management agreements with Izakaya and Fornelletto expire 60 months after opening. The Old Homestead Steakhouse term has been extended through June 2019. MDDC also has the option to extend the initial term of the restaurant management agreements with the operators of Izakaya and Fornelletto for an additional five-year period.

Entertainment and Nightlife
We offer our customers two entertainment venues designed to enrich the overall resort and gaming experience and to attract customers to the casino. Accessed by elevator and escalator from the casino, our Events Center presents concerts and headliner entertainment throughout the year. The facility can accommodate approximately 2,400 people on both flat floor and stadium style raised seating platforms and up to 3,500 people for a standing show. The venue features premium audio-visual equipment, special effect lighting and a theater-quality sound system. The Events Center, which has been host to musical talents such as Pearl Jam, Gwen Stefani, Sting, Carly Simon, Kelly Clarkson, Aerosmith and Lenny Kravitz, is also utilized for in-house casino and slot marketing events and seats approximately 1,800 persons for banquet service. We also offer an intimate entertainment venue, The Music Box, which seats approximately 950 people for live music, comedians and other entertainment and is home to our nightly Comedy Club. The Music Box has been host to a variety of talented performers, including Jackson Brown, Kathy Griffin, Jewel, Franki Valli and Lewis Black.
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
Retail
To round out the array of amenities are eight boutiques and shops located at Borgata, and six additional boutiques and shops located at The Water Club. The stylish shopping spots offer men's, women's and children's fashions, gifts, toys, retail wine, housewares and absolute essentials. Shopping boutiques at Borgata and The Water Club include:

•	Whim: Offers electronics and distinctive gift ideas.

•	Misura: Features men's apparel, accessories, furnishings and gifts.

•	Carina: Features women's apparel, accessories and gifts.

•	Borgata Collections: Borgata Brandwear, fine gifts, sundries and children's wear.

•	Borgata & Co.: Fine cigars, fine chocolates and other delicious indulgences.

•	Ciao!: Souvenirs and last minute gift shopping.

•	Essentials: Gifts, sundries and other convenience items.

•	Hugo Boss: Features fine menswear from designer Hugo Boss.

•	Just Cavalli: Features denim products including jeans, jackets, and accessories from designer Roberto Cavalli.

•	Fixation: A shoe store.

•	Borgata Employee Store: A store for our employees.

•	Cameo: Small gifts and toiletries.

•	Vintage: A retail wine store.

•	Antica Murrina: A jewelry store.

MDDC owns and operates Whim, Vintage, Just Cavalli, Fixation, Cameo and Antica Murrina and leases the remaining retail outlets to third parties under lease agreements, including a lease agreement with The Marshall Retail Group, LLC, a subsidiary of Marshall Hotels and Resorts, Inc., a national hotel management company. Under the terms of the lease agreement, Marshall Management AC, LLC leases and operates the retail stores Misura, Carina, Borgata Collections, Borgata & Co., Borgata Employee Store, Ciao! and Essentials.
Meeting Spaces
Whether planning a meeting of 30 business executives, a general session for 3,000 or a gala dinner, we have the resources and production knowledge to make the event happen. We have the flexibility to arrange accommodations to suit many occasions. Our meeting space is equipped to accommodate speakerphones, data ports, high-speed internet access, and advanced audio-visual equipment. A total of 70,000 square feet of divisible meeting space is available at the Borgata hotel, featuring the following options:

•	One 13,500 square foot meeting venue;

•	Three 4,200 square foot meeting rooms;

•	Four 1,250 square foot meeting rooms;

•	Two 600 square foot boardrooms; and

•	Indoor pool and outside garden area.
The meeting space features built-in lighting systems and media-rich video and sound systems. An additional 18,000 square feet of meeting space is available at The Water Club.
Parking
We offer over 8,200 parking spaces, which include self-park spaces, valet spaces, and employee parking spaces, which ranks Borgata number one in the market in terms of capacity, well above the majority of the competition. In addition, ingress and egress from the resort is more typical of a Las Vegas style-resort with a spacious pavilion as opposed to the typical Atlantic City property where the resort entrance is on a public through-way. The self-parking garage features speed ramps to enable the arriving guests to secure a parking space quickly. Guests who choose valet parking will arrive via a six-lane porte cochère. Valet departures are separated on a lower level from all arriving guests to avoid cross traffic and to speed service for both arriving and departing guests. Borgata valet parking spaces are conveniently located below the casino floor and do not require using city streets. This results in substantially better and more efficient valet parking service compared to other Atlantic City casinos. Guests checking in to The Water Club follow a dedicated roadway leading to an underground carport where they are greeted by a valet attendant, checked-in and directed to a short escalator ride to the hotel lobby. Departing guests from The Water Club utilize a separate carport for departures which minimizes traffic and maximizes safety.

Our Market
Atlantic City Gaming Market Overview
The Atlantic City gaming market is one of the largest in the United States and is predominantly a regional day-trip and overnight-trip market, primarily within a three-hour driving distance of major cities in New Jersey, Connecticut, New York, Pennsylvania, Maryland and Delaware. We directly compete with ten other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions.

The Atlantic City market was substantially impacted by the national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result, consumers continue to curb discretionary spending during the recession and recovery, which has had, and continues to have, an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, to 33.3 million in 2007, to 31.8 million in 2008, to 30.4 million in 2009, to 29.3 million in 2010, and to 28.5 million in 2011, 27.2 million in 2012 and 26.7 million in 2013.
To cope with the difficult economic period and increased competition, we have focused on managing our operating margins and targeted several initiatives that we believe will enhance our ongoing efforts to retain existing customers, maintain trip frequency and acquire new customers. These efforts and initiatives are discussed under “Business Summary-Our Strategy.”

Competition
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses and with online gaming sites, and may face new competition from new forms of gaming that may be legalized in the future. Following legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin in November 2013. While the Borgata site has captured a 30% market share since its launch, we expect that we will face increasing competition, both to our online gaming site and our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations. Our competitors in our market may have substantially greater financial, marketing and other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us in the future. Although we believe we are currently able to compete effectively, we cannot make assurances that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our market could adversely affect our business, financial condition, results of operations and cash flow.

Atlantic City
The Atlantic City market is highly competitive. The 11 hotel casinos now operating in Atlantic City, including Borgata, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. In 2010 we completed a $4 million renovation to our slot floor and a $4.4 million renovation and refurbishment of our Fiore suites. In 2011, additions included a high-limit players club lounge, a New York style bar; and a wine retail outlet. We also refreshed our poker room, Asian gaming area and high-limit slot area. Additionally, in 2011 we began a redesign project of Borgata hotel's standard rooms including corridors, elevator landings and high-end suites that was completed in June 2012.
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
Other Regional Competitors
The expansion of casino gaming in or near the mid-Atlantic region from which we attract most of our customers, including state law changes expanding gaming in Pennsylvania, New York, Connecticut, Delaware and Maryland, could have a significant adverse effect on our business, financial condition, results of operations and cash flow.

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
An “Institutional Investor” is defined by the New Jersey Casino Control Act ("Casino Control Act") as any:

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
Each casino licensee is required to pay an annual tax of 8% on its land-based gross gaming revenues, and 15% on its online gross gaming revenues. Additionally, pursuant to the Casino Control Act, as a casino licensee, we are assessed an amount equal to 1.25% of our land-based gross gaming revenues in order to fund qualified investments. This assessment is made in lieu of an investment alternative tax equal to 2.5% of land-based gross gaming revenues. The Casino Control Act also provides for an assessment of licensees equal to 2.5% of online gross gaming revenues, which is made in lieu of an investment alternative tax equal to 5.0% of online gross gaming revenues. Once our funds are deposited with the New Jersey Casino Reinvestment Development Authority ("CRDA"), qualified investments may be satisfied by: (i) the purchase of bonds issued by the CRDA at below market rates of interest; (ii) direct investment in CRDA-approved projects; or (iii) a donation of funds to projects as determined by the CRDA. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.

Furthermore, there is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino, a parking fee and $3.00 room tax fee on all rooms, including complimentary rooms, the proceeds of which will be primarily deposited into a special fund for use by the CRDA.
Our CRDA obligations for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.7 million and $8.1 million, respectively, of which valuation provisions of $2.2 million, $4.4 million and $3.5 million respectively, were recorded due to the respective underlying agreements.

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

Summary of Internet Gaming Regulations Recently Adopted by the State of New Jersey
The real money online gaming offering we recently launched is subject to extensive regulation. In February of 2013, New Jersey enacted amendments to the Casino Control Act (the “Act”) authorizing intrastate internet gaming pursuant to regulations to be adopted by the NJDGE. Those regulations were subsequently promulgated and Internet gaming went “live” in November of 2013 upon the authority of the NJDGE. The authorization to permit Internet gaming in the Act will expire in October 2020, unless extended by further act of the New Jersey Legislature.

In accordance with the Act, Internet gaming may only be offered by the holder of a New Jersey Casino license who is permitted to align with appropriately licensed vendors providing the goods and services necessary to conduct Internet gaming operations. Agreements between Casino licensee/ permit holder and a Casino Service Industry Enterprise (“CSIE”) to conduct Internet gaming operations and share percentages of revenue from Internet gaming operations are permissible subject to submission to and approval by the NJDGE. Any vendor with which the casino licensee/permitee wishes to work must apply for and obtain a CSIE license.

“Internet gaming” is defined in New Jersey as “the placing of wagers with a casino licensee at a casino located in Atlantic City using a computer network of both federal and non-federal interoperable packet switched data networks through which the casino licensee may offer authorized games to individuals who have established a wagering account with the casino licensee and who are physically present in this State.” Thus, under the Act, Internet gaming can be conducted when the servers on which internet wagers are taken are located within an Atlantic City Casino by customers who are within the boundaries of New Jersey who have established an internet wagering account in the manner proscribed by the NJDGE’s regulations. Games that are permitted to be offered include poker, slots, and all other land-based casino games that are authorized by the Act and the regulations. Account holders must establish their identity and eligibility (21 years of age or older; not excluded or voluntarily self-excluded) and provide means of ensuring that the person playing is the account holder via “know your customer” methods. The software employed in an Internet gaming system must be capable of, among other things, assuring that the computer or other device from which the wager is placed is within the state of New Jersey via “geolocation” technology. Further, all “primary equipment” used to operate the Internet game must be physically located in approved restricted area on the premises of the applicable Atlantic City casino. Back-up equipment, even if needed for temporary operations, may be located elsewhere, if the site is approved by the NJDGE.

In order to offer internet gaming, the casino licensee is required to obtain an Internet gaming permit, which is valid for a period of one year. Fees associated with Internet gaming include $400,000 for initial permit and $250,000 for each renewal; costs can go higher based on actual costs incurred by the NJDGE, and an additional annual fee of $250,000 ($140,000 allocated to Council on Compulsive Gambling, and $110,000 for compulsive gambling treatment programs). Each such permit entitles the casino licensee to offer up to five separate online gaming offerings.

The tax on internet gaming gross gaming revenues is 15% and thus is higher than the 8% gross gaming revenue tax rate for New Jersey’s land-based casinos. In addition, the investment alternative tax established by the Act also applies to Internet wagering gross revenues, except that the investment alternative tax on these revenues is 5% and the investment alternative is 2.5%, which rates are double those applied to gross gaming revenues generated by land-based casinos.

In addition to the above requirements, The NJDGE’s detailed regulations governing Internet gaming, including the following: required financial and statistical reports, required employees, certain of which must be located in State, facility requirements, accounting controls, computer system requirements, patron account requirement, creation and maintenance of lists of persons excluded, voluntarily or otherwise, from participating in Internet gaming; and forms and reports related to the tax on Internet gaming gross revenue, and more.
Regulatory Oversight
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
MGM filed a petition with the NJCCC on February 8, 2013 which was joined by Boyd and MDDC pursuant to which the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which if approved could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the Interest in MDDC has been tolled to allow the NJCCC to complete a review of MGM's application.
We are required to provide written notifications to the NJCCC and the NJDGE at least three days prior to the issuance of any dividends or distributions to our Joint Venture Partners other than for the payment of a tax distribution.
Gaming Credit
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

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law required that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred. During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $6.5 million, $6.1 million and $0.9 million, respectively, for our pro rata share of the contributions to the ACA.
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
Employees and Labor Relations
Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, responsibility, good character, honesty, integrity and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees. At December 31, 2013, we employed 5,833 persons. On such date, we had collective bargaining agreements with four unions covering approximately 2,203 employees.

Financial Information
For further information related to our revenues, profit (loss) and total assets as of and for the three years in the period ended December 31, 2013, see our consolidated financial statements presented in Part IV, Item 15, Exhibits and Financial Statement Schedules.

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

•	“gaming positions” means one gaming position per slot machine and six gaming positions per table game;

•	“poker win” represent a percentage of customer wagers and tournament entry fees, as reported by the casino properties operating in Atlantic City, including Borgata, on a cash basis to the NJCCC;

•	“slot handle” means the dollar amount wagered in slot machines;

•
“slot win,” “table win,” “keno win,” and “simulcast win” means the difference between customer wagers and customer winnings on slot machines, table games (exclusive of poker games), keno games and simulcast betting, respectively, as reported (without any revenue adjustments for progressive jackpot accruals) to the NJCCC; and

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

•
Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past and may in the future adversely impact the ability of borrowers such as our company to access capital;

•
The sufficiency of our cash and cash equivalents, our cash flows from operations and existing financing sources to fund normal operating requirements and capital expenditures during the next twelve months;

•
Our estimated total capital expenditures for 2014, our expectation that they will be primarily comprised of various maintenance capital projects and our intention to fund such capital expenditures through our New Credit Facility and operating cash flows;

•	The effect of fluctuations in interest rates on our results;

•	The possibility of expansion of gaming facilities and nearby states, including the anticipated timing and scope of the development plans of our competitors, and its potential effect on our business;

•	The estimates underlying our critical accounting policies;

•
The effect of recently enacted and proposed legislation, including without limitation, federal and state legislation on internet gaming, legislation concerning the regulation of gaming, bans on smoking and increases and decreases in tax rates, on our business and the business of our competitors;

•	Our estimated exposure with respect to the UNITE HERE National Retirement Fund;

•	Our estimated annual energy costs;

•	Our estimated pro rata share of payments under the AC Alliance;

•	The factors that contribute to our ongoing success and our ability to be successful in the future;

•	Our business model, areas of focus and strategy for realizing improved results;

•
Competition, including expansion of gaming into additional markets, including the internet gaming market, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	Our expectations, including our responsibility and control over day-to-day operations and the managerial resources we expect to devote to effectuate the sale of the MGM Interest, if such sale occurs;

•	The type of covenants that will be included in any future debt instruments;

•	Our ability to meet our projected operating and maintenance capital expenditures;

•	Our ability to pay dividends;

•	Our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	The impact of new accounting pronouncements on our consolidated financial statements;

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

•
The recent economic downturn and its impact on consumer and discretionary spending, and the risk that a slowing or stoppage of the economic recovery or a return on an economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

•	The effects of future volatility and weakness in worldwide credit and financial markets;

•	Our dependence on Borgata for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties or that is more geographically diverse;

•
The effects of intense competition that exists in the gaming industry and the risk of increased competition arising from, among other things, internet gaming, new casino development and construction activities in Atlantic City and other states in the mid-Atlantic region from which we attract most of our customers; aggressive marketing, promotional and other actions taken by our competitors in reaction to adverse economic conditions; and changes to gaming regulations or gaming taxes that expand gaming, lower the gaming tax rate in other nearby states or that otherwise result in increased competition to us;

•
The risk that our casino, hotel and other operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, snowstorms, hurricanes and other adverse weather conditions, mechanical failure, extended or extraordinary maintenance, government shutdowns, labor disputes or regulatory compliance issues, among other causes;

•
The effects of events adversely impacting the mid-Atlantic region from which we draw most of our customers, including the continuing effects of the recent economic downturn, war, terrorist or similar activity or adverse weather conditions and other natural disasters or the outbreak of an infectious disease impacting the mid-Atlantic region;

•	The possibility that our insurance coverage may not be adequate to cover the losses that our property could suffer;

•
The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes and smoking restrictions, which could harm our business and increase competition;

•
The risk that a final resolution of our appeals of certain property taxes for the period January 1, 2009 through December 31, 2013 could result in adjustment to our estimated property tax liability, which could adversely affect us;

•	The risk that we fail to maintain the integrity of internal customer information which could adversely affect us;

•	The risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our New Credit Facility and senior secured notes;

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

•	Delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	Construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	Failure by us to obtain financing on acceptable terms, or at all;

•	Failure to obtain necessary government or other approvals on time, or at all;

•	The risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	The risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	The effect of the expansion of legalized gaming in the mid-Atlantic region, including the possible expansion of online gaming in neighboring jurisdictions; and

•	Our expected liabilities under the multiemployer pensions in which our employees participate.

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2013 and in our other current and periodic reports. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1A.	Risk Factors
The material risks and uncertainties that management believes affect us are described below. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our senior secured notes, could decline significantly, and investors could lose all or part of their investment. We encourage investors to also review the risks and uncertainties relating to our business contained in Part I, Item 1, Business - Important Information Regarding Forward-Looking Statements.

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
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and with online gaming sites, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

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

Internet gaming is also expected to bring additional opportunities and enhanced competition for casino revenues and customers. Following the legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin in November 2013. While our site has captured a 30% market share since its launch, we expect that we will face increased competition, both to our online gaming site and to our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. We plan to continue to engage in Internet gaming, but our competitors also plan to enter the internet gaming market, and we can make no guarantees that we will emerge as a successful provider of Internet gaming to the gaming public.

We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. For example, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

The expansion of casino gaming in or near the mid-Atlantic region from which we attract and expect to attract most of our customers has had an adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York, Delaware, and Maryland either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted our business, results of operations and financial condition.

Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. Furthermore, there can be no assurance that there will not be similar or other challenges to legalized gaming in existing or current markets, including the Internet gaming market that has yet to be fully established and developed, in which we may operate or have development plans, and successful challenges to legalized gaming could require us to abandon or substantially curtail our operations or development plans in those locations, which could have a material adverse effect on our financial condition and results of operations.

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
The significant economic distress affecting financial institutions during the recent financial crisis had, far-reaching adverse consequences across many industries, including the gaming industry. The financial crisis greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have generally recovered and availability of capital has increased, the financial markets are still fragile and remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the economic recovery the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the New Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the New Credit Facility. If we were otherwise required to renegotiate or replace the New Credit Facility there is no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to long-lived assets.
In accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. No long-lived asset impairment charges were recorded in 2013. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned. If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our financial statements.

We own facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities.

We have been forced to close due to hurricanes and other storms. We were ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. In August 2011, we were closed for three days due to Hurricane Irene. Moreover, Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.

In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities. For example, the current 2013/2014 winter and during January and February 2011, much of the country was impacted by some of the worst winter weather in decades. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata. If there is a prolonged disruption at Borgata due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
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

The occurrence of any of these development and construction risks could increase the total costs of any current or future construction projects, or delay or prevent the construction or opening or otherwise affect the design and features of any of our construction projects, which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.
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

In addition, although we design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. Any significant disruption in operations of our property could have a significant adverse effect on our business, financial condition and results of operations.

If we are unable to finance our expansion and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under the New Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the New Credit Facility and debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional financing or joint venture partners, or modifying the New Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past, and may in the future adversely impact the ability of borrowers such as our company to access capital. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under the New Credit Facility (to the extent that availability exists under the New Credit Facility, as applicable, after we meet our working capital needs).
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

The Atlantic City market was substantially impacted by the recent national recession and weak economic conditions in the United States and elsewhere. A slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect the Atlantic City market and our results of operations and financial.
The Atlantic City market was substantially impacted by the recent national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result, consumers continued to curb discretionary spending during the recession and the recovery, which had an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010, 28.5 million in 2011, 27.2 million in 2012 and 26.7 million in 2013. While the overall U.S. economy and the Atlantic City market have shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Furthermore, the Atlantic City market may not fully recover from the recent years' decline and decline further. A slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect the Atlantic City market and our results of operations and financial condition.

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
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate a sufficient number of talented people, with the increasingly diverse skills needed to serve clients and expand our business. Competition for highly qualified, specialized technical, managerial and, particularly, consulting personnel is intense. Recruiting, training, retention and benefit costs place significant demand on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

Work stoppages and other labor problems could negatively impact our business, results of operations and financial condition.
Approximately 2,203 of our employees were represented by four labor unions as of December 31, 2013. Additionally, one of our four collective bargaining agreements had expired in September 2012 and employees covered by the expired agreement continued to work during the negotiations of a new agreement, which was ratified on March 15, 2013. A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.

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

Our current monthly pension contributions to the Fund are approximately $0.6 million, and our unfunded vested liability to the Fund is $61.0 million for the plan year beginning on January 1, 2013.

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

A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds to which we contribute, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In August 2012, the Fund provided an estimate to us of our exposure, assuming a hypothetical immediate and complete withdrawal from the Fund at the time of such estimate. Based on that estimate, the pre-tax withdrawal liability as of January 1, 2013 in that scenario could have been in excess of $61.0 million. In addition, we estimate the pretax withdrawal liability for the other funds to which we contribute to be approximately $4.5 million. However, we are not able to determine the exact amount of our potential exposure with respect to the Fund, or other funds to which we contribute, because the amount of that exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which we contribute, at that time. If, in the future, we elect to withdraw from the Fund, or other funds to which we contribute, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund or other funds to which we contribute. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on land-based gross gaming revenue and 17.5% effective tax rate for online gross gaming revenue, which includes a community investment alternative obligation equal to 1.25% of land-based gross gaming revenue and 2.5% of online gross gaming revenue, plus additional taxes and fees. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. We are treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of our members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to record New Jersey state income taxes. We cannot assure that the State of New Jersey will not enact legislation that increases gaming tax rates.

A final resolution of our appeals of certain property taxes for the period January 1, 2009 through December 31, 2013 could result in adjustment to our estimated property tax liability, which could adversely affect us.
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2013, in the New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Court found in favor of us and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to begin in June 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision regarding the 2009 and 2010 tax years will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s expected appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through September 30, 2013 could result in adjustment to our estimated property tax liability.

Failure to maintain the integrity of our information technology systems, protect our internal customer information, or comply with applicable privacy regulations could adversely affect us.
Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection of this information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. For example, we were ordered to close for five days from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. We were also closed for three days in August 2011 which was mandated by civil authorities and the Division of Gaming Enforcement as Hurricane Irene approached the coastline. In addition, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50 million, and coverage up to $200 million. In addition, we are self-insured up to $0.2 million with respect for each general liability claim and $0.2 million for each non-union employee medical claim. We accrued $11.6 million and $9.1 million for such claims at December 31, 2013 and December 31, 2012, respectively, and incurred expenses for such insurance claims of approximately $19.8 million, $18.5 million, and $18.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
As further described in Item 2, Properties, MDDC, as lessee, has entered into a series of ground leases for a total of approximately 20 acres of land that provide the land on which our public space expansion, rooms expansion, employee parking structure, and surface parking lot reside, as well as, an undeveloped parcel. Except for the surface parking lot ground lease, the term of each ground lease entered into expires on December 31, 2070. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. Pursuant to the terms of MGM's settlement agreement with the NJDGE and the NJCCC, the Divestiture Trust maintains ownership of the land underlying the surface lot.

As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying our property, our landlords could take certain actions to disrupt our rights in the land leased under the long term leases. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Additionally, if we default on the terms of any of the long term ground leases, we may be liable for damages and could lose our leasehold interest in the applicable property or portion thereof and any improvement on the land. If any of these events were to occur, our business, results of operations and financial condition could be adversely affected.

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

We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend until 2028. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.7 million per annum as of December 31, 2013. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

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

The New Credit Facility provides for the Revolving Credit Facility which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the New Credit Facility have priority in payment to our senior secured notes.

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

Note 4, Long-Term Debt, included in the notes to our audited consolidated financial statements provided in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K contains further disclosure regarding our current outstanding debt.

We may be unable to refinance our indebtedness.
Our outstanding indebtedness includes the New Credit Facility and the senior secured notes. The New Credit Facility guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the New Credit Facility have priority in payment to our senior secured notes.

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
We and our future subsidiaries may be able to incur substantially more debt in the future. Although the indenture governing the senior secured notes and the New Credit Facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with noteholders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.

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

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under the New Credit Facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations under the New Credit Facility in full and satisfying our obligations with respect to the senior secured notes and any non-priority payment obligations under the New Credit Facility. There also can be no assurance that the collateral will be salable, and, even if salable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

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

To the extent that liens permitted under the indenture encumber any of the collateral securing the senior secured notes and the guarantees, the other secured parties may have rights and remedies with respect to the collateral that could adversely affect the value of the collateral and the ability of the collateral agent, the trustee under the indenture or the holders of the senior secured notes to realize or foreclose on the collateral. Such liens and rights include, among other things, potential mechanics' liens that could be filed by suppliers, contractors or other parties in connection with our ongoing renovation projects. Consequently, liquidating the collateral securing the senior secured notes may not result in proceeds in an amount sufficient to pay any amounts due under the senior secured notes after also satisfying the obligations to pay any creditors with superior liens and obligations under the payment priority contained in the New Credit Facility. If the proceeds of any sale of the collateral are not sufficient to repay all amounts due on the senior secured notes, the holders of the senior secured notes (to the extent the senior secured notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured, unsubordinated claim against our and the guarantors' remaining assets.

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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Information relating to the location and general characteristics of our property appears in Part 1, Item 1, Business - Our Property, and is incorporated herein by reference.

MDDC owns approximately 26 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases for a total of approximately 20 acres of land on which our existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. All of these parcels were originally leased from MAC. Following the 2010 sale of several of the leased parcels by MAC to a third party, now only the surface parking lease is with MAC. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is three months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. The leases consist of:

•
Lease and Option Agreement, dated as of January 16, 2002, as amended by the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010, for approximately 2 acres of land underlying the parking garage (the "Parking Structure Ground Lease");

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 4 acres of land underlying the Public Space Expansion (the "Public Space Expansion Ground Lease");

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 2 acres of land underlying the Rooms Expansion and 3 acres of land underlying a parking structure each (the "Rooms Expansion Ground Lease");

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement dated September 21, 2009, the Modification of Surface Lot Ground Lease, dated March 23, 2010, and the Amendment to the Surface Lot Ground Lease dated November 7, 2013, for approximately 8 acres of land consisting of the surface parking lot (collectively, the "Surface Parking Lot Ground Lease"); and

•	The Ground Lease Agreement, dated as of March 23, 2010, for approximately 1 acre of undeveloped land.

MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord. Total rent incurred under the ground leases was $6.1 million, $5.8 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, MDDC is responsible for all property taxes assessed on the leased properties. Total property taxes incurred for ground lease agreements were $18.3 million, $15.6 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
If during the term of the Parking Structure Ground Lease, the Rooms Expansion Ground Lease, the Public Space Expansion Ground Lease or the Ground Lease Agreement, the third party landlord ("Landlord") or any person associated with the Landlord is found by the NJCCC to be unsuitable to be associated with a casino enterprise and such person is not removed from such association in a manner acceptable to the NJCCC, then MDDC may, upon written notice to the Landlord, elect to purchase the leased land for the appraised value as determined under the terms of such ground leases, unless the Landlord elects, upon receipt of such notice, to sell the land to a third party, subject to the ground leases. If the Landlord elects to sell the land to a third party but is unable to do so within one year, then the Landlord must sell the land to MDDC for the appraised value.
In addition, MDDC has an option to purchase the land leased under the Parking Structure Ground Lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of the Parking Structure Ground Lease. In the event that the land underlying the Surface Parking Lot Ground Lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the Ground Lease Agreement.
Pursuant to the Operating Agreement, MAC is responsible for its allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MAC for these types of expenditures incurred by us were $0.3 million and $0.4 million at December 31, 2013 and 2012, respectively. Reimbursable expenditures incurred were $0.7 million for the year ended December 31, 2013, and $0.6 million for each of the years ended December 31, 2012 and 2011.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

ITEM 3.	Legal Proceedings
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

As of December 31, 2013, MDFC was wholly owned by MDDC, and MDDC was wholly owned by MDDHC. BAC and MAC each originally held 50% of the ownership interests in MDDHC; however, as further discussed above, MAC transferred its interest into the Divestiture Trust on March 24, 2010.

We may make distributions to our member, which are in turn, distributed to its members, BAC and the Divestiture Trust. There were no distributions to our member during the years ended December 31, 2013, 2012 and 2011.

ITEM 6.	Selected Financial Data
We have derived the selected consolidated financial data presented below as of December 31, 2013 and 2012 and for the three years in the period ended December 31, 2013 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
(In thousands)	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
Statement of Operations Data:
Net revenues	$695,700	$686,222	$730,274	$738,429	$777,408

Operating income	46,111	56,458	94,909	99,693	146,847

Interest expense, net	81,335	82,902	84,772	50,199	27,668

Net income (loss)	(56,577)	(25,191)	8,405	44,221	108,241

Balance Sheet Data:
Cash and cash equivalents	$37,527	$34,125	$46,224	$42,099	$46,894
Total assets	1,320,819	1,378,569	1,422,495	1,446,521	1,501,951
Long-term debt, net of current maturities	797,460	793,324	809,808	835,370	679,619
Total member equity	388,168	444,745	469,936	461,531	698,781

(a)	During 2013, our results were impacted by $25.9 million in loss on early extinguishments of debt as a result of the redemption of the 2015 Notes.

(b)
During 2012, our results were impacted by an order by the NJDGE to close from October 28, 2012 to November 2, 2012. The results for this period also include a gain of $7.7 million consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007 and $3.8 million from business interruption proceeds due to Hurricane Irene.

(c)
During 2011, our results included an impairment charge of $1.1 million, representing the amount by which the carrying value of our investment in a nonconsolidated subsidiary exceeded its potential liquidation value. Interest expense increased $34.6 million from the prior year, of which $33.3 million related to the full impact of the 2010 refinancing, which increased both our outstanding debt and blended borrowing rate, and $1.0 million related to the acceleration of certain deferred loan fees associated with an amendment to our amended credit facility.

(d)
During 2010, our results were impacted by a decline in table games hold percentage and table games volumes and adverse weather conditions, especially during the first half of 2010. Interest expense increased $28.2 million, of which $26.1 million related to the impact of additional amounts at a higher rate, and $2.0 million related to the accelerated write off of deferred loan fees on refinanced borrowings.

(e)	In 2009, our results include a gain from the property damage insurance recoveries related to the 2007 fire during the construction of The Water Club.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas Louisiana, and Mississippi.

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement of the State of New Jersey (the “NJDGE”). MGM has subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amended agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling the MGM Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin, we offer a full suite of games, including poker, slots and table games, under the Borgata brand and bwin's PartyPoker brand. While our site has captured a 30% market share since its launch, we expect that we will face increased competition, both to our online gaming site and to our other properties, from internet lotteries, sweepstakes, and other internet wagering gaming services. We incurred total capital expenditures of $40.9 million for the room and suite renovation at the Borgata hotel that commenced in 2011 and was completed during June 2012. As part of our ongoing efforts to maintain our position as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of various maintenance capital projects. We intend to fund such capital expenditures through our New Credit Facility and operating cash flows.

However, due to a number of factors affecting consumers, including reduced consumer spending and depressed home prices, the outlook for the gaming industry remains highly unpredictable. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure to cope with the increase in regional competition and generate strong and stable cash flow.

We sponsor our own program to expand our brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to retain existing customers, maintain trip frequency and acquire new customers. We offer our guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access to account balances and other program information. In addition, we strive to differentiate our casino with high-quality guest service to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. We maintain a database of customers enrolled in “My Borgata Rewards,” which are used to support our marketing efforts.

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 25.5% of the table game drop and 22.0% of the slot handle market share, for the year ended December 31, 2013, which reflects the success of our focus on managing existing operations, growing non-gaming revenue streams, and reinvesting in our business to retain our position as the leading resort in the market.

We use several key performance measures to evaluate the operations of our business. These key performance measures include the following:

•	Gaming revenue measures:

◦
Slot handle means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are measures of volume and/or market share.

◦
Slot win and table game hold mean the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

•	Food and beverage revenue measures:

◦
Average guest check means the average amount spent per customer visit and is a measure of volume and product offerings; and number of guests served (“food covers”) is a measure of volume; and the cost per guest served is a measure of operating margin.

•	Room revenue measures:

◦	Hotel occupancy rate measures the utilization of our available rooms; and average daily rate ("ADR") is a price measure.

RESULTS OF OPERATIONS
Overview
Summary of Operating Results

The following provides a summary of certain key operating results:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net revenues	$695,700	$686,222	$730,274
Operating income	46,111	56,458	94,909
Net income (loss)	(56,577)	(25,191)	8,405

Years ended December 31, 2013 and 2012
Net revenues for 2013, as compared to 2012, increased by $9.5 million, or 1.4%. The increase is primarily the result of a $6.6 million, or 1.1%, increase in gaming revenues and a $2.9 million, or 7.2%, increase in other revenues. We launched our real money online gaming site during fourth quarter 2013, which contributed $2.6 million of the gaming revenue increase. We continue to be impacted by increased local and regional competition, particularly in the Atlantic City and Eastern Pennsylvania gaming markets. The increase in gaming revenues was attributed to a 1.6% increase of in slot drop and an increase in table game win percentage. We continue to be the market leader in Atlantic City.

The decline in operating income in 2013 versus 2012 is due to the inclusion in the prior year of certain nonrecurring insurance recoveries as described below, and a $5.0 million impairment charge, primarily related to the write-down of CRDA deposits. Further contributing to the increase in the net loss as compared to the prior year is a $25.9 million pretax charge related to the early extinguishment of debt.

Years ended December 31, 2012 and 2011
Net revenues for 2012, as compared to 2011, decreased by 6.0% to $686.2 million from $730.3 million. Overall, results during 2012 were negatively impacted by the order to close Borgata from October 28, 2012 to November 2, 2012 due to a post-tropical storm. As a result of the storm, the property suffered minor property damage, however, the surrounding area experienced severe flooding and significant property damage. Additionally, throughout the year, we were adversely impacted by increased local and regional competition particularly in the Atlantic City and Eastern Pennsylvania gaming markets. As a result of these factors, gaming revenues, food and beverage revenues, and room revenues decreased by $39.3 million, $7.7 million, and $2.0 million, respectively. The decrease in gaming revenues was due to a decrease in table game drop and slot drop of 9.7% and 3.8%, respectively.

Partially offsetting the impact of these factors on operating income were gains from insurance settlements totaling $7.7 million, consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007 and $3.8 million from business interruption proceeds related to Hurricane Irene.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 67% of gross revenues for each of the years ended December 31, 2013 and 2012, and 68% of gross revenues for the year ended December 31, 2011. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 15% of gross revenues for the year ended December 31, 2013 and 16% of gross revenues for each of the years ended December 31, 2012 and 2011. Room gross revenues produced approximately 13% of gross revenues for each of the years ended December 31, 2013 and 2012, and 12% of gross revenues for the year ended December 31, 2011. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of 2013, 2012 and 2011. The following provides a summary of our gross revenues and related costs for 2013, 2012 and 2011.

	Year Ended December 31,
(In thousands)	2013	2012	2011
REVENUES
Gaming	$615,734	$609,128	$648,442
Food and beverage	140,292	140,391	148,083
Room	115,113	114,505	116,537
Other	42,377	39,515	41,458
Gross revenues	913,516	903,539	954,520
Less promotional allowances	217,816	217,317	224,246
Net revenues	$695,700	$686,222	$730,274

COSTS AND EXPENSES
Gaming	$249,357	$254,935	$263,871
Food and beverage	71,048	71,584	71,358
Room	12,934	13,492	14,535
Other	34,642	31,712	33,277
	$367,981	$371,723	$383,041
MARGINS
Gaming	59.5%	58.1%	59.3%
Food and beverage	49.4%	49.0%	51.8%
Room	88.8%	88.2%	87.5%
Other	18.3%	19.7%	19.7%

Gaming
Gaming revenues are significantly comprised of the net win from our table games and slot machine operations. During 2013, gaming revenues increased 1.1% as compared to the prior year. The increase reflects an increase in our table game win percentage, which more than offset a 3.4% decline in table game drop, and increases in slot handle of 1.6%.

Overall, the 6.1%, decrease in gaming revenues during 2012 as compared to 2011 is due to a decline in table games win of 13.2% and slot win of 3.4%. The decrease in table games win is due to a 9.7% decrease in our table games drop and a 50 basis point decrease in our table games hold percentage. The decline in slot win is due to a 3.8% decrease in slot handle while slot hold remained unchanged. As noted earlier, we believe the decrease in gaming volumes reflect the ongoing constraints in consumer spending resulting from political uncertainties, reduced discretionary spending and consumer confidence, as well as the impact from our forced closure from October 28, 2012 to November 2, 2012 due to a post-tropical storm.

Food and Beverage
Food and beverage revenues were essentially unchanged during 2013 as compared to 2012, which followed a 5.2% decrease during 2012 from 2011. These declines were primarily due to decreases in the number of food covers.

Room
For 2013, we had an average occupancy rate of 85.4% at an average daily rate of $131.27. During the year ended December 31, 2012, we had an average occupancy rate of 85.0% at an average daily rate of $132.80, compared to an average occupancy rate of 85.7% at an average daily rate of $134.13 during 2011.

Other
Other revenues increased 7.2% in 2013 versus the prior year, primarily due to an increase in revenue generated from ATM fees, cash advances and check cashing services. Other revenues decreased 4.7% during the 2012 as compared to 2011 primarily due to decreased hotel occupancy resulting in fewer guests taking advantage of the differing amenities offered at our property, including entertainment, retail sales, theater tickets, spa, salon and other venues.

Other Operating Costs and Expenses
The following costs and expenses are further discussed below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Selling, general and administrative	$148,780	$139,101	$126,941
Maintenance and utilities	59,514	59,633	61,834
Depreciation and amortization	60,908	63,956	61,745
Impairments of assets	5,032	2,811	1,051
Other operating items, net	3,318	(7,700)	524
Preopening expenses	4,056	240	229

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 16.3%, 15.4% and 13.3% during 2013, 2012 and 2011, respectively. The increases are primarily due to increased property tax expense and increases in guest claim insurance expense.

Maintenance and Utilities
Maintenance and utilities, as a percentage of gross revenues, were fairly consistent at 6.5%, 6.6% and 6.5% during 2013, 2012 and 2011, respectively.

Depreciation and Amortization
Depreciation and amortization expense decreased by approximately 4.8% during 2013 as compared to 2012 due to the full depreciation of certain assets since the prior period. Depreciation and amortization expense increased by approximately 3.6% during 2012 as compared to 2011 due to the rooms renovation that was completed by June 2012.

Impairments of Assets
During the year ended December 31, 2013, we recorded a non-cash impairment charge of $5.0 million related to our CRDA investments. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned. During the year ended December 31, 2011, we recorded a non-cash impairment charge of $1.1 million related to our investment in a nonconsolidated subsidiary, representing the amount by which the carrying value of the investment exceeded its contractual liquidation value.

Other Operating Charges, Net
Other operating charges, net generally includes unusual, nonrecurring charges, losses on the impairment or disposal of assets and recoveries resulting from the receipt of insurance proceeds. The total for 2013 includes a $2.1 million charge to adjust self-insurance reserves related to prior periods. During 2012, we recorded gains of $3.9 million related to an insurance settlement for a fire that occurred at the Water Club in 2007 and $3.8 million for business interruption insurance proceeds related to Hurricane Irene. During 2011, other operating charges, net, included losses on asset disposals of $0.9 million, partially offset by $0.4 million of insurance recoveries.

Preopening Expenses
We expense certain costs of start-up activities as incurred. The increased level of these expenses in 2013 primarily reflects the costs incurred to develop our real money online gaming operation.

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Year Ended December 31,
(In thousands, except percentages)	2013	2012	2011
Interest expense, net of amounts capitalized	$81,335	$82,902	$84,772
Average outstanding long-term debt	795,908	815,308	822,589
Average interest rate	10.2%	10.2%	9.6%

Interest Expense
The decrease in interest expense in 2013 versus 2012 is primarily due to an overall decrease average outstanding debt. In addition to entering into the Second Amendment to the Prior Credit Facility at the end of 2012, which among other things, reduced the aggregate commitments from a maximum amount of $75 million to $60 million, we repurchased $39.8 million of our 2015 Notes in August 2013 and the remaining balance of $358.2 million in December 2013, and we entered into a $380.0 million Incremental Term Loan in December 2013 with a year end interest rate of 6.75%.

The decrease in interest expense in 2012 versus 2011 is primarily due to the reduction in average outstanding debt and entering into the Second Amendment to the Prior Credit Facility on December 27, 2012, which among other things, reduced the aggregate commitments from a maximum amount of $75 million to $60 million.

Loss on Early Extinguishment of Debt
We recognized charges of $25.9 million in 2013 due to the early retirement of our 2015 Notes and the refinancing of our bank credit facility.

Income Taxes
The following table presents our benefit from (provision for) state income taxes as a percentage of pre-tax income.

	Year Ended December 31,
(In thousands, except percentages)	2013	2012	2011
Benefit from (provision for) state income taxes	$4,503	$1,253	$(1,738)
Income (loss) before benefit from (provision for) state income taxes	(61,080)	(26,444)	10,143
Effective state income tax rate	7.4%	4.7%	17.2%

The increase in the state income tax benefit during the year ended December 31, 2013, as compared to the prior year, is primarily due to the increase in pretax loss. The effective tax rate for 2013, as compared to 2012, increased due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits, relative to our pretax loss. Such adjustments reduced the statutory tax benefit on our pretax loss and are unaffected by the level of income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The following discussion highlights the material changes in our financial position as of December 31, 2013 and 2012.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under the New Credit Facility. As of December 31, 2013 and 2012, we had balances of cash and cash equivalents of $37.5 million and $34.1 million, respectively. In addition, we had a working capital deficit of $21.6 million as of December 31, 2013 and $16.9 million as of December 31, 2012.

The New Credit Facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our New Credit Facility, as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under the New Credit Facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

The indenture governing our 2018 Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at December 31, 2013, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the New Credit Facility. At December 31, 2013, the outstanding availability under our New Credit Facility was approximately $16.9 million.

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

Indebtedness
Bank Credit Facility
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Credit Facility replaced the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Credit Facility”).

The New Credit Facility provides for a $60 million senior secured revolving credit facility including a $15 million swing loan sublimit (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Credit Facility was used to repay obligations outstanding under the Prior Credit Facility.

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

The New Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the New Credit Facility will have priority in payment to the payment of the 2015 Notes and the 2018 Notes. Neither we nor our subsidiaries (other than MDDC) are a guarantor of the New Credit Facility.

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

The blended interest rate for outstanding borrowings under the New Credit Facility was 3.9% at December 31, 2013. At December 31, 2013, approximately $39.9 million was outstanding under the credit facility, with $3.2 million allocated to support letters of credit, leaving contractual availability of $16.9 million. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

The New Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the New Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends. MDFC believes that it was in compliance with these covenants at December 31, 2013.

Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joinder Agreement (the “Lender Joinder Agreement”) among MDFC, MDDC, Wells Fargo Bank, National Association, as the Administrative Agent, and Deutsche Bank AG New York Branch, as Incremental Term Lender. The Lender Joinder Agreement increased the Term Commitments under the New Credit Facility by an aggregate amount of $380.0 million (the “Incremental Term Loan”).

The Incremental Term Loan was funded on December 16, 2013. The interest rate per annum applicable to the Incremental Term Loan will be (a) the Effective Eurodollar Rate (defined below) plus the Term Loan Applicable Rate (defined below) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the New Credit Facility and (b) the Base Rate plus the Term Loan Applicable Rate if and to the extent the Incremental Term Loan is a Base Rate Loan under the New Credit Facility. “Effective Eurodollar Rate” means, for any interest period, the greater of (x) the Eurodollar Rate in effect for such interest period and (y) 1.00%. “Term Loan Applicable Rate” means (x) in the case of a Eurodollar Rate Loan, (i) at any time that the Total Leverage Ratio is 5.00 to 1.00 or greater, 5.75%, and (ii) at any time that the Total Leverage Ratio is less than 5.00 to 1.00, 5.50%, and (y) in the case of Base Rate Loans, (i) at any time that the Total Leverage Ratio is 5.00 to 1.00 or greater, 4.75%, and (ii) at any time that the Total Leverage Ratio is less than 5.00 to 1.00, 4.50%. For purposes of calculating the Base Rate in connection with the Incremental Term Loan, clause (b) of the definition of Base Rate shall be deemed to refer to the Effective Eurodollar Rate instead of the Eurodollar Rate for one month interest period plus 1.00%. The Incremental Term Loan has yield protection in the event that the effective yield for any term facility under the New Credit Facility (other than the Incremental Term Loan) is higher than the effective yield for the Incremental Term Loan by more than 50 basis points, in which case the interest rates referred to above shall be increased to the extent necessary so that the effective yield for the Incremental Term Loan is equal to the effective yield for such other term facility minus 50 basis points. The Incremental Term Loan was issued with 1.00% of original issue discount.

The Incremental Term Lender has no rights with respect to the financial covenant in Section 7.11 of the New Credit Facility unless and until the lenders under any other term facility under the New Credit Facility have the benefit of such financial covenant or any other financial maintenance covenant. The Lender Joinder Agreement adds a covenant that limits the capital expenditures of MDDC, MDFC, and their subsidiaries to $40.0 million in any fiscal year (and up to $10.0 million of any such amount not utilized in any fiscal year may be carried over for expenditure in the following fiscal year (but not any fiscal years thereafter)).

MDFC is required to make repayments on the Incremental Term Loan on or before the last business day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2014 in an amount equal to 0.25% of the original principal amount of the Incremental Term Loan (such percentage is subject to increase upon the occurrence of certain events). MDFC is required to repay the remaining outstanding principal amount of the Incremental Term Loan on August 15, 2018 (such date is subject to change based upon the occurrence of certain events).

In addition to the mandatory prepayments required pursuant to the New Credit Facility, MDFC is required to prepay the Incremental Term Loan (a) based on a certain percentage of Excess Cash Flow, as defined, and (b) with proceeds received in connection with any cash settlement of any disputed property tax assessment if the Total Leverage Ratio was greater than 4.50 to 1.00 as of the most recently ended fiscal quarter of MDDC prior to the date such proceeds were received.

With some exceptions, in the event of a full or partial prepayment of the Incremental Term Loan prior to the second anniversary of the funding of the Incremental Term Loan, such prepayment will include a premium in an amount equal to (a) 2.00% of the principal amount so prepaid, in the case of any such prepayment prior to the first anniversary of the funding of the Incremental Term Loan and (b) 1.00% of the principal amount so prepaid, in the case of any such prepayment on or after the first anniversary of the funding of the Incremental Term Loan but prior to the second anniversary of the funding of the Incremental Term Loan.

Senior Secured Notes
9.875% Senior Secured Notes Due 2018
The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. MDFC believes that it was in compliance with these covenants at December 31, 2013.

9.5% Senior Secured Notes Due 2015
In August 2013, MDFC redeemed $39.8 million of the 2015 Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

On December 16, 2013, MDFC redeemed all of the remaining, outstanding 2015 Notes at a redemption price of 104.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The principal and redemption premium were paid from the proceeds of the Incremental Term Loan. Accrued interest and other fees were funded in part by the Incremental Term Loan and the balance by borrowings under the Revolving Credit Facility. The redemption resulted in a loss on early extinguishment of debt of $23.3 million, comprised of the $17.0 million premium paid at redemption plus the write-off of approximately $6.3 million of unamortized deferred finance charges.

As a result of these redemptions, the 2015 Notes have been fully extinguished.

Cash Flows Summary
Years Ended December 31, 2013, 2012 and 2011

	Year ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	$55,983	$36,542	$66,446
Cash flows from investing activities:
Capital expenditures	(22,357)	(34,742)	(32,626)
Insurance proceeds for replacement assets	—	3,944	356
Other investing activities, net	—	2,800	—
Net cash used in investing activities	(22,357)	(27,998)	(32,270)
Cash flows from financing activities:
Borrowings under credit facility	444,500	632,700	741,300
Payments under credit facility	(424,600)	(652,900)	(762,000)
Net proceeds from issuance of term loan	376,200	—	—
Payments to repurchase senior secured notes	(416,209)	—	(8,198)
Debt financing costs, net	(10,115)	(443)	(1,153)
Net cash used in financing activities	(30,224)	(20,643)	(30,051)
Increase (decrease) in cash and cash equivalents	$3,402	$(12,099)	$4,125

We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our members, although limited by the restrictive covenants related to our New Credit Facility.

Cash Flows from Operating Activities
During 2013, our operating cash flow increased $19.4 million over the prior year primarily due to our receipt of a 50% refund of our CRDA deposits. During 2012, we generated operating cash flow of $36.5 million, compared to $66.4 million in 2011. Operating cash flow decreased due to our net loss during the year ended December 31, 2012 as compared to 2011.

Cash Flows Used in Investing Activities
Investments in property and equipment during 2013, 2012 and 2011 were $22.4 million, $34.7 million, and $32.6 million, respectively. Cash provided by investing activities during 2012 and 2011 included $3.9 million and $0.4 million, respectively, in cash proceeds related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007. Additionally, during the year ended December 31, 2012, we had $2.8 million in cash provided by other investing representing our share of the proceeds related to the liquidation of the primary assets held in a nonconsolidated subsidiary.

Cash Flows Used in Financing Activities
Depending on our cash flow needs, we borrow and repay amounts under our New Credit Facility to manage our overall cash position. During 2013, we also entered into the Incremental Term Loan and received $376.2 million in net proceeds. We also retired all of our outstanding 2015 Notes during 2013.

We are prohibited from making certain distributions to our members, pursuant to the terms of our New Credit Facility; and accordingly, we did not make any distributions during the years ended December 31, 2013, 2012 and 2011.

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
Investment Alternative Tax
The New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of their land-based gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of land-based gross gaming revenues and for an assessment of licensees equal to 2.5% of online gross gaming revenues in lieu of an investment alternative tax equal to 5.0% of online gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Our CRDA obligations for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.7 million and $8.1 million, respectively, of which valuation provisions of $2.2 million, $4.4 million and $3.5 million, respectively, were recorded due to the respective underlying agreements.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred. During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $6.5 million, $6.1 million and $0.9 million, respectively, for our pro rata share of the contributions to the ACA.

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

Our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of maintenance capital projects. We intend to fund such capital expenditures through the New Credit Facility and operating cash flows.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2013:

	Year Ending December 31,
(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Contractual obligations:
2018 Notes	$393,500	$—	$—	$—	$—	$393,500	$—
New Credit Facility	39,900	—	—	—	—	39,900	—
Incremental Term Loan	380,000	3,800	3,800	3,800	3,800	364,800	—
Fixed interest obligations	179,900	38,900	38,900	38,900	38,900	24,300	—
Operating leases	351,385	7,586	6,881	6,606	6,382	6,382	317,548
Other commitments (a)	224,180	23,034	20,816	19,410	13,410	13,410	134,100
Total contractual obligations	$1,568,865	$73,320	$70,397	$68,716	$62,492	$842,292	$451,648

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

Letter of Credit
We had an outstanding letter of credit of $3.2 million as of December 31, 2013.

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

Allowance for Doubtful Accounts
A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of our table games volume. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and litigation. Markers are generally legally enforceable instruments and we pursue our rights to every extent permitted by law. In addition to our internal credit and collection departments, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

At each December 31, 2013 and 2012, approximately 99% of our casino accounts receivable were owed by customers from the United States, with a further concentration from customers in the Northeast.

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

The following table presents key statistics related to our casino accounts receivable:

	December 31,
(In thousands)	2013	2012
Casino accounts receivable	$44,112	$48,895
Allowance for casino doubtful accounts receivable	20,968	22,302
Allowance as a percentage of casino accounts receivable	47.5%	45.6%
Percentage of casino accounts receivable aged over 365 days	46.1%	39.8%

At December 31, 2013, a 100 basis-point increase in the percentage of casino accounts receivable aged over 365 days would change the provision for doubtful accounts by approximately $0.4 million, based solely on applying our standard reserving methodology to these receivables.

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

Our long-lived assets were carried at $1.21 billion at December 31, 2013, or 91.8% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

No impairments of our long-lived tangible assets were recorded in 2013. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned.

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

Accounting Standards Update 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“Update 2013-02”)
In February 2013, the Financial Accounting Standards Board ("FASB") issued Update 2013-02 which is an amendment to Topic 220-10 of the Accounting Standards Codification ("ASC"). The objective of Update 2013-02 is to amend ASC 220-10 to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the condensed consolidated statements of comprehensive income (loss).

Update 2013-02 is effective for interim and annual periods beginning after December 15, 2012. In February 2013, the Company adopted Update 2013-02. Update 2013-02 did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”)
In July 2013, the FASB issued ASU 2013-11. The objective of Update 2013-11 is to provide guidance on the financial statement presentation of an Unrecognized Tax Benefit (“UTB”) when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is required to present an UTB in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.

Update 2013-11 is effective for interim and annual periods beginning after December 15, 2013 although early adoption is permitted. We have applied a methodology consistent with Update 2013-11 in our consolidated financial statements since adoption of FASB Interpretation No. 48 on January 1, 2007.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBOR rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our New Credit Facility. We do not enter into market risk sensitive instruments for trading purposes.

Borrowings under the New Credit Facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii)

an applicable margin as provided in the New Credit Facility. In addition, a commitment fee is incurred on the unused portion of the New Credit Facility ranging from 0.50% per annum to 1.00% per annum.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, specifically our debt obligations, and presents principal cash flows and related weighted-average interest rates by expected maturity dates.
The scheduled maturities of our long-term debt outstanding as of December 31, 2013 during future years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
(In thousands, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt:
Fixed-rate	$—	$—	$—	$—	$393,500	$—	$393,500	$425,472
Average interest rate	9.9%	9.9%	9.9%	9.9%	9.9%	—%	9.9%
Variable-rate	$3,800	$3,800	$3,800	$3,800	$404,700	$—	$419,900	$421,800
Average interest rate	6.5%	6.5%	6.5%	6.5%	6.5%	—%	6.5%

As of December 31, 2013, our long-term variable rate borrowings represented approximately 51.6% of our total long-term debt. Our senior notes bear interest at a fixed rate. Based on December 31, 2013 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $4.2 million. However, due to a floor imposed in the Lender Joinder Agreement and the Eurodollar Rate at December 31, 2013, our current exposure is limited to approximately $0.9 million. As a result, as of December 31, 2013, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations. We do not utilize market risk sensitive instruments for trading purposes.
The following table provides other information about our long-term debt at December 31, 2013.

	December 31, 2013
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Bank credit facility	$39,900	$39,900	$39,900	Level 2
Incremental Term Loan	380,000	376,234	381,900	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,126	425,472	Level 1
Total long-term debt	$813,400	$801,260	$847,272
The estimated fair value of our New Credit Facility at December 31, 2013 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising our credit facility. The estimated fair values of our 2018 Notes are based on quoted market prices as of December 31, 2013.

ITEM 8.	Financial Statements and Supplementary Data
The information required by this Item is contained in Item 15(a) of this Annual Report on Form 10-K under Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2013.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report is located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2013, based on the framework set forth in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013, the end of our most recent fiscal year. Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Member of
Marina District Development Company, LLC and Subsidiary:

We have audited the internal control over financial reporting of Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, NV
March 28, 2014

ITEM 9B.	Other Information
None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance
The names, ages and positions of each of the directors and executive officers of MDFC, as of December 31, 2013, are set forth below. Each of MDFC’s directors also serves as a director or executive officer of Boyd. In addition, each of MDFC’s executive officers also serves as an executive officer or director of Boyd. None of MDFC’s directors or executive officers receives any additional compensation for their service to MDFC or MDDC.

Board of Directors

Name	Age	Position
William S. Boyd	82	Director
Marianne Boyd Johnson	55	Director
Keith E. Smith	53	Director and President

William S. Boyd
Mr. Boyd has served as a director of MDFC since November 2007 and as a director of MDDC since May 16, 2002. Mr. Boyd has served as a director of Boyd since its inception in June 1988 and as Chairman of the Board of Directors since August 1988. Mr. Boyd has served as the Executive Chairman of the Board of Directors of Boyd since January 2008, and he previously held the position of Chief Executive Officer of Boyd from August 1988 through December 2007. A co-founder of California Hotel and Casino, Mr. Boyd has been a director of that company since its inception in 1973, and he has held several offices with that company, including having served as its President. Prior to joining California Hotel and Casino, Mr. Boyd practiced law in Las Vegas for 15 years. Between 1970 and 1974, he also was Secretary, Treasurer and a member of the board of directors of the Union Plaza Hotel and Casino. Mr. Boyd has served as Vice Chairman of the board of directors of the American Gaming Association and for the past twelve years, has been on the board of directors and the President Emeritus of the National Center for Responsible Gaming. Mr. Boyd is also a member of the board of directors of Western Alliance Bancorporation. Mr. Boyd is the father of Marianne Boyd Johnson who is a director of MDFC, a manager and officer of MDDC, and a director and officer of Boyd. In concluding that Mr. Boyd should serve as a director of MDFC, Boyd's Corporate Governance and Nominating Committee considered his significant career long contributions and leadership with respect to Boyd and the gaming industry, which spans more than 40 years, in addition to his background in the legal profession.

Marianne Boyd Johnson
Ms. Johnson has served as a director of MDFC since April 2005 and as Vice President of MDFC from April 2005 to May 2010 and as a manager and Vice President of MDDC since April 1, 2005. Ms. Johnson has served as Vice Chairman of Boyd’s Board of Directors since February 2001 and has been a director since September 1990. Ms. Johnson has served as Executive Vice President of Boyd since January 2008. She also serves as chief diversity officer of Boyd. Ms. Johnson previously held the position of Senior Vice President of Boyd from December 2001 through December 2007; and prior to being elected Senior Vice President, she had served as Vice President of Boyd since September 1997. From 1976 until September 1990, she held a variety of operations positions with Boyd. Ms. Johnson also serves on the board of directors of Western Alliance Bancorporation. Ms. Boyd Johnson is the daughter of William S. Boyd who is a director of MDFC, a manager of MDDC, and a director and officer of Boyd. In concluding that Ms. Boyd Johnson should serve as a director of MDFC, Boyd’s Corporate Governance and Nominating Committee considered her significant “ground up” operations and management experience with Boyd, including 20 years as a member of Boyd’s board of directors, which she contributes coupled with her service on other boards and community organizations.

Keith E. Smith
Mr. Smith has served as the President and a director of MDFC since May 2008 and as a manager of and Vice President of MDDC since May 12, 2005. Mr. Smith has been President and a director of Boyd since April 2005, and he has served as Chief Executive Officer since January 2008. Mr. Smith served as the Chief Operating Officer of Boyd from October 2001 through December 2007, and prior to being appointed President, Mr. Smith had served as Boyd's Executive Vice President since May 1998. Mr. Smith joined Boyd in September 1990, serving in various controllership positions, the last of which was Senior Vice President and Controller. In 2005, Mr. Smith was appointed to the Board of the Nevada Resort Association and served as Chairman from December 2008 until December 2012. Mr. Smith has been a member of the board of directors of the American Gaming Association since January 2008, including serving as it Chairman in 2010 and 2011. From 2005 to January 2011, he served as Vice Chairman of the Las Vegas Convention and Visitors Authority. In January 2012, Mr. Smith was appointed by the Federal Reserve Bank of San Francisco to serve as Chairman of the board of directors of its Los Angeles Branch, and he has served as a director on that board since January 2009. In concluding that Mr. Smith should serve as a director of MDFC, Boyd’s Corporate Governance and Nominating Committee considered his in-depth and strategic operations, management and financial knowledge of the gaming industry, which he possesses from his over 25 years in the gaming industry, including over 20 years with Boyd.

Executive Officers
The executive officers of MDFC as of December 31, 2013, were as follows:

Name	Age	Title
Keith E. Smith	53	President of MDFC; President, Chief Executive Officer and Director of Boyd
Robert L. Boughner	61	Executive Vice President and Chief Operating Officer of MDFC; Executive Vice President, Chief Business Development Officer and Director of Boyd
Paul J. Chakmak	49	Vice President and Secretary of MDFC; Executive Vice President and Chief Operating Officer of Boyd
Josh Hirsberg	52	Vice President, Chief Financial Officer and Treasurer of MDFC; Senior Vice President, Treasurer and Chief Financial Officer of Boyd

Robert L. Boughner
Mr. Boughner has served as the Executive Vice President and Chief Operating Officer of MDFC since May 2010. He also served as the President and Chief Operating Officer of MDDC from January 2009 through November 2012, and previously served as its Chief Executive Officer from January 1999 through June 2006. Mr. Boughner has served as a director of Boyd since April 1996 and has more than 25 years of senior management experience with Boyd. In December 2009, Mr. Boughner was named Executive Vice President and Chief Business Development Officer for Boyd. He also served as President and Chief Executive Officer of Boyd’s Echelon Place project, from July 2005 through the sale of the project in March 2013. Mr. Boughner had held the position of Chief Executive Officer of MDDC from January 1999 through June 2006. Prior to his initial service with MDDC, Mr. Boughner had served as Chief Operating Officer and Senior Executive Vice President of Boyd, from April 1990 and May 1998, respectively, through October 2001. He is active in civic and industry affairs and currently serves on the board of directors of Bank of Nevada and Southwest Gas Corporation.

Paul J. Chakmak
Mr. Chakmak has served as Vice President and Secretary of MDFC since May 2010 and was the Vice President and Treasurer from April 2004 to May 2010. He has also been Boyd's Executive Vice President and Chief Operating Officer since January 2008. Mr. Chakmak joined Boyd in February 2004 as its Senior Vice President-Finance and Treasurer, and was appointed Executive Vice President, Chief Financial Officer and Treasurer in June 2006.

Josh Hirsberg
Mr. Hirsberg was appointed Vice President, Chief Financial Officer and Treasurer of MDFC in May 2010. He has served as MDDC's Principal Accounting and Financial Officer since May 14, 2010. Mr. Hirsberg has also been Senior Vice President, Chief Financial Officer and Treasurer of Boyd since January 2008. Prior to his position with Boyd, Mr. Hirsberg served as the Chief Financial Officer for EdgeStar Partners, a Las Vegas-based resort development concern. He previously held several senior-level finance positions in the gaming industry, including Vice President and Treasurer for Caesars Entertainment and Vice President, Strategic Planning and Investor Relations for Harrah's Entertainment.

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
Executive Summary
In consideration of the continuing, but inconsistent, economic recovery from the national recession and the impacts that it has had on Boyd's industry and business, Boyd’s Compensation Committee (the “Compensation Committee”) generally continued with a conservative approach to Boyd's compensation programs in fiscal year 2013. Highlighted below are some of the key actions and decisions with respect to Boyd's executive compensation programs for fiscal year 2013, as approved by the Compensation Committee following input, analysis and recommendations from Boyd’s management and Boyd's compensation consultant, Exequity.

•
2013 Compensation Review. During late 2012, the Compensation Committee conducted a detailed analysis of Boyd’s Named Executive Officers’ compensation to evaluate the overall competitiveness and effectiveness of its executive compensation programs. This analysis found that even with the prior year adjustments in 2012 and 2011, Boyd’s Named Executive Officers’ executive compensation generally remained below average compared to peer core gaming companies.

•
Base Salary. The base salaries of Boyd’s Named Executive Officers remained unchanged in 2013, from base salaries in effect for 2012. For Messrs, Smith and Boughner, Boyd’s Chief Executive Officer and Chief Business Development Officer, respectively, this represented a fifth straight year that their annual base salaries remained frozen.

•
Short-Term Bonus. For 2013, the Compensation Committee approved potential short-term cash bonus awards payable based on specific, objective performance criteria measured relative to Boyd’s operating budget, as approved by the board of directors. In fiscal year 2013, Boyd’s actual corporate performance achieved approximately 91% of Boyd’s target operating budget. Accordingly, the Compensation Committee approved the payment of short-term bonuses to the Named Executive Officers in accordance with the plan, resulting in short-term bonus payments to the Named Executive Officers of approximately 78% of each of their respective target award amounts.

•
Equity Compensation. In 2013, the Compensation Committee approved long-term incentive equity compensation for the Named Executive Officers. The Compensation Committee granted the Named Executive Officers equity awards that allocated roughly one-third of the intended value of the equity compensation to each of stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“Performance Shares”). After considering market data and Exequity’s executive compensation review in 2013, the number of shares represented by these equity compensation awards to the Named Executive Officers in 2013 was the same number of shares as had been granted in 2012, except with respect to Mr. Hirsberg. For Mr. Hirsberg in 2013, the number of shares was increased based on a comparison of Mr. Hirsberg’s long-term incentive compensation relative to that of Boyd’s peer group.

•
2013 Special Bonus - Peninsula. In February 2013, the Compensation Committee approved the grant of a special bonus to each member of Boyd’s Management Committee, including to each of the Named Executive Officers, in recognition of the successful negotiation, execution and completion of the acquisition of Peninsula Gaming, LLC (“Peninsula”) and its five operating casino properties. The Peninsula acquisition closed on November 20, 2012. The Peninsula transaction represents a critical and transformative long-term strategic transaction for Boyd that provides important growth and deleveraging opportunities for Boyd. The special bonuses were comprised of RSU awards that cliff vest at the end of three years. Boyd believes an award denominated in stock with a multi-year vesting period will best link compensation to the integration efforts associated with the Peninsula acquisition.

•
Risk Considerations. As a part of its review in 2013 of Boyd’s compensation practices and policies, the Compensation Committee evaluated risks associated with Boyd’s compensation programs. As described above under the section Risk Considerations in Boyd’s Compensation Programs, the Compensation Committee undertook an annual evaluation of Boyd’s compensation risk. The Compensation Committee concluded that Boyd’s compensation policies and practices for fiscal year 2013 do not create risks that are reasonably likely to have a material adverse effect on Boyd.

•
2014 Compensation. In late 2013, in consultation with Exequity, the Compensation Committee again undertook a detailed review of each of the elements of the Named Executive Officers’ compensation packages to evaluate, and as appropriate, update the overall competitiveness and effectiveness of Boyd’s executive compensation programs. The Compensation Committee carefully considered several factors, including the expanded scope of individual roles and responsibilities within Boyd of its senior executive team as Boyd works to run its business more efficiently, the significant and strategic achievements and accomplishments of Boyd in recent years, and the ongoing economic recovery. For 2014, in an effort to remain competitive in its compensation packages and recognize achievements and leadership, the Compensation Committee approved base salary increases for all of the Named Executive Officers as well as increases to the short-term bonus target awards and adjustments to the potential payout scales for the Named Executive Officers that better align Boyd’s short-term bonus plan with its bonus program in effect prior to the recession and with current competitive norms.

Process
The compensation process generally consists of establishing an overall compensation target for each senior executive and then allocating that compensation among base salary and short-term and long-term incentive compensation. At the senior-most corporate levels, Boyd designed the incentive compensation to primarily reward company-wide performance. In establishing compensation, the Compensation Committee, among other things:

•	reviews with management Boyd’s cash and other compensation policies for all of its employees;

•	reviews the performance of the Named Executive Officers and all components of their compensation;

•	evaluates the effectiveness of the overall executive compensation program on a periodic basis; and

•	administers Boyd’s stock and bonus plans and, within the terms of the respective plan, determines the terms and conditions of the issuances thereunder.

In addition, the Compensation Committee annually reviews and approves Boyd’s corporate goals and objectives relative to Boyd’s Chief Executive Officer’s compensation, evaluates his compensation in light of such goals and objectives, and has the sole authority to set the Chief Executive Officer's compensation based on this evaluation. For 2013, the Compensation Committee, independent of management, determined the compensation arrangements for Boyd’s Chief Executive Officer, Keith E. Smith. The Compensation Committee approved the compensation arrangements of the other Named Executive Officers after reviewing the recommendations of Boyd’s Chief Executive Officer. In addition to its annual review of Boyd’s compensation levels, the Compensation Committee may, from time to time, review Boyd’s compensation practices and programs and generally has the authority, subject to any existing contractual or other rights of participants, to modify or terminate those practices and programs.
Boyd has historically engaged compensation consultants to assist it in the evaluation of its compensation practices and programs. In 2013, Exequity was engaged to provide a compensation study, consistent with prior years, and to assist the Compensation Committee in its review and evaluation of Boyd’s executive compensation programs generally.

Objectives of Boyd’s Compensation Program
Boyd’s compensation program is designed to reward an executive officer's current contribution to Boyd, as well as the officer’s impact and involvement in Boyd’s future performance. The compensation of the Named Executive Officers is set at levels that are intended to be competitive with other leading companies in the gaming and hospitality industries, which generally fall into three categories: (i) core gaming companies; (ii) gaming technology/equipment companies; and (iii) resort hotel operator companies.

In late 2012, in connection with its approval of short-term bonus awards and maintenance of base salaries for 2013, the Compensation Committee generally compared the compensation paid to the Named Executive Officers with the compensation paid to executive officers at Ameristar Casinos, Inc.; Churchill Downs, Inc.; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Resorts International; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Wynn Resorts, Ltd.; Bally Technologies, Inc.; International Game Technology; Scientific Games Corp.; WMS Industries, Inc.; Choice Hotels International, Inc.; Gaylord Entertainment, Co.; Hyatt Hotels Corp.; Life Time Fitness, Inc.; Vail Resorts, Inc.; and Wyndham Worldwide Corp.
Additionally, in subsequently reviewing long-term incentive equity compensation for 2013 and evaluating the overall competitiveness and effectiveness of Boyd's executive compensation programs, the Compensation Committee reviewed and modified this peer group pool to reflect changes both to Boyd and within its related industries. After considering General Industry Classification Standards, range of peer company revenues and “peer-of-peer” analysis for Boyd’s core gaming peers, Boyd’s modified peer group included: Ameristar Casinos, Inc.; Caesars Entertainment; Churchill Downs, Inc.; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Resorts International; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Wynn Resorts, Ltd.; Bally Technologies, Inc.; Hyatt Hotels Corp.; International Game Technology; Scientific Games Corp.; Starwood Hotels & Resorts; Vail Resorts, Inc.; and Wyndham Worldwide Corp.
The Compensation Committee has generally sought to ensure that each of the Named Executive Officer’s compensation is competitive with similarly situated executives at other companies within the applicable comparative group. The Compensation Committee also considers general market surveys and trends as part of the various factors it reviews in setting executive compensation. This practice allows for comparison both to direct gaming companies as well as to the broad leisure sector, and offers the Compensation Committee multiple vantage points from which to evaluate compensation. While the Compensation Committee reviews the compensation levels of executives at comparable companies and generally targets Boyd’s executive management’s compensation toward the 50th percentile of the Company’s peer group, the Compensation Committee does not benchmark, and the compensation packages of the Named Executive Officers are not tied to a relative ranking of compensation against other companies or that peer group.
Boyd’s compensation program is intended to recognize achievement and leadership when appropriate and further align the interests of the Named Executive Officers with those of Boyd’s stockholders, including with respect to its future performance and achievement of strategic objectives. Accordingly, the compensation of the Named Executive Officers is based in large part on Boyd’s recent success and achievements. For example, Boyd has recently through strategic acquisitions successfully expanded into six new gaming markets, expanding its total presence to twenty-two gaming entertainment properties. Additionally, Boyd has diligently pursued strengthening its balance sheet through divestures of non-core assets, such as the Echelon project (an 87-acre land parcel on the Las Vegas Strip) and its Dania Jai-Alai operation (a pari-mutuel jai-alai facility with approximately 47 acres of related land located in Dania Beach, Broward County, Florida), and through measured efforts to, where appropriate, reduce balances, refinance or extend maturity dates of Boyd’s corporate indebtedness. This further alignment of interests with Boyd’s stockholders is exemplified by its long term incentive awards that are entirely equity based, including through the use of Performance Shares as a meaningful component of the long-term incentive equity compensation for Boyd’s Management Committee, which plays an active and critical role in the leadership and strategy for the development, operations and growth of Boyd. During 2013, Boyd’s Management Committee included certain members of its senior management team, including each of the Named Executive Officers.
Primary Components of Boyd’s Executive Compensation Program
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

The Compensation Committee, independent of management, determined the compensation of Boyd’s Chief Executive Officer, including his base salary. For the other Named Executive Officers, Boyd’s Chief Executive Officer customarily makes recommendations regarding compensation to the Compensation Committee for their review and approval. Where appropriate, the Compensation Committee and Boyd’s Chief Executive Officer have historically considered the following factors in establishing or recommending, as applicable, the compensation for the Named Executive Officers:

•	the Named Executive Officer’s qualifications, experience, scope of responsibilities, time in a particular role and anticipated future performance;

•
the Named Executive Officer’s role within Boyd, including, where applicable, the role on various corporate committees, such as the Management Committee, the Corporate Compliance Committee and the Diversity Committee;

•	the overall performance of the Named Executive Officer;

•	the overall performance of Boyd;

•	competitive pay practices at other select companies within the gaming and hospitality industries, as identified above; and

•	compensation analysis performed for Boyd by its compensation consultants.

With a challenging recessionary period continuing to face Boyd’s industry at the conclusion of 2012, the Compensation Committee determined that the base salaries of all of the Named Executive Officers would remain unchanged in 2013 at their 2012 levels.

For 2014, the Compensation Committee determined, after consultation with Exequity, review of the objectives of Boyd’s compensation program and in recognition that the base salaries of Messrs. Smith and Boughner had not changed for five consecutive years, that increases to the base salaries for each of the Named Executive Officers were appropriate and are as follows: for Mr. Smith, in the amount of $150,000, bringing his salary to $1,250,000; for Mr. Boughner, in the amount of $25,000, bringing his salary to $1,125,000; for Mr. Chakmak, in the amount of $15,000, bringing his salary to $765,000; and for Mr. Hirsberg, in the amount of $10,000, bringing his salary to $495,000.
Short-Term Bonus
The Named Executive Officers are eligible to receive short-term (or annual) bonuses under Boyd’s 2000 Executive Management Incentive Plan (“2000 MIP”). Bonus awards under the 2000 MIP are generally set as a percentage of base salary, with the specific target percentage determined by the participant’s position, level and scope of responsibility within Boyd so that highly compensated executives receive a relatively larger percentage of their total compensation in the form of bonuses and other incentive based vehicles.

For 2013, the Compensation Committee continued Boyd’s compensation practice of awarding cash bonuses based upon achievement of specific, predetermined objective performance targets, as it had for fiscal year 2012 and 2011.

The performance target was performance against Boyd’s 2013 operating budget, measured based on EBITDA (earnings before interest, taxes, depreciation and amortization)1, as approved by Boyd’s board of directors. For 2013, the approved operating budget was consolidated company EBITDA of $576 million, as adjusted.

For each of the Named Executive Officers, the short-term bonus potential awarded for 2013, as a percentage of base salary, was as follows:

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

Boyd’s actual 2013 performance determined consistent with prior years, resulted in the achievement of approximately 91% of the approved operating budget, exceeding the threshold performance level. As a result, the Compensation Committee approved short-term bonus payments for 2013 representing approximately 78% of each Named Executive Officer’s target bonus award amount. The precise amount of each Named Executive Officer’s bonus is set forth below in the “Non-Equity Inventive Plan Compensation” column of the Summary Compensation Table.
For 2014, the Compensation Committee continued its practice of utilizing the achievement of predetermined, objective performance targets for short-term bonus awards and set the target as performance against Boyd’s 2014 operating budget, as approved by Boyd’s board of directors, measured based on EBITDA. Additionally, as modified in late 2013, the approved short-term bonus parameters for the Named Executive Offers for 2014, as a percentage of base salaries are as follows:

	2014 Threshold	2014 Target	2014 Maximum
Keith E. Smith	75.00%	150.00%	300.00%
Robert L. Boughner	47.50%	95.00%	190.00%
Paul J. Chakmak	47.50%	95.00%	190.00%
Josh Hirsberg	37.50%	75.00%	150.00%
The potential award payout levels will be proportionately increased or decreased based on the actual achievement relative to Boyd’s 2014 approved operating budget. No short -term bonus awards would be earned for a performance level of less than 80% of the approved operating budget. A minimum award pay-out would be earned at a performance level of 80% of the approved budget and would result in a payout award potential of 50% of the Named Executive Officer’s target bonus amount. A target award payout would be earned at a performance level between 95% and 105% of budget. A maximum pay-out would be earned at a performance level of at least 130% of budget and would result in a payout award potential of 200% of the Named Executive Officer~~'~~s target bonus amount.
Long-Term Compensation
Boyd believes that the long-term compensation component should serve as both an incentive for achieving longer term company performance goals and as a retention tool for its executives. In 2013, as Boyd has done each year since 2008, all of the long-term compensation awards granted to the Named Executive Officers were in the form of equity awards.

Equity Compensation
Boyd believes that a significant component of the compensation paid to its executives over the long~~-~~term should be equity-based compensation. Boyd also believes that stock price appreciation and stock ownership in Boyd are valuable incentives to its executives and that the grant of equity awards to them serves to further align their interests with the interests of its stockholders as a whole and to encourage them to manage Boyd in its best long-term interests.

The Compensation Committee determines the type of equity awards that are to be granted to the Named Executive Officers, which have over recent years consisted of grants under Boyd’s stock incentive plans of stock options, RSUs and, beginning in 2011, Performance Shares.

In recent years, the Compensation Committee has approved equity awards to the Named Executive Officers comprised of stock options, RSUs and Performance Shares, with approximately one-third of the equity compensation award value split among each of the three types of awards for each Named Executive Officer. Stock options are intended to provide strong alignment with Boyd’s stockholders and only provide value to the executives if the stock price appreciates over the grant price. RSUs provide additional linkage to Boyd’s stock price and serve to promote the retention of its executives. Performance Shares provide reward opportunities for achieving sustained multi-year performance goals as set by the Compensation Committee. Further, Performance Shares are intended to enhance the equity award component of compensation, promote retention and incentivize long-term strategic performance by reducing some of the risks of stock price volatility and tying payout of the award to both time based vesting and measurable performance metrics. Each of these awards is ultimately denominated in shares of Boyd’s common stock and is earned over three years, thus providing a strong incentive to grow Boyd’s stockholder value.
In 2013, the Compensation Committee again approved equity awards to the Named Executive Officers comprised of stock options, RSUs and Performance Shares, with each award type representing approximately one-third of the equity compensation award value for each Named Executive Officer. The Compensation Committee remains committed to the belief that this mix of stock options, RSUs and Performance Shares in Boyd’s equity compensation helps to further align the long-term interests of its senior management and stockholders, provides meaningful compensation value and serves as a valuable retention tool.
All equity awards granted as long-term compensation to the Named Executive Officers in 2013 were granted pursuant to Boyd’s 2002 Stock Incentive Plan as amended and restated as the 2012 Stock Incentive Plan (the “Stock Incentive Plan”). The amendments to and restatement of the Stock Incentive Plan were approved by Boyd’s stockholders at its 2012 Annual Meeting.
Stock Options, RSUs and Performance Shares
The Compensation Committee has the authority and determines, on a discretionary basis, whether to grant equity awards, as well as the amount and the terms of such awards, based on the Named Executive Officer’s position within Boyd.

The stock options granted in 2013 feature a three -year vesting schedule, with one-third of each award vesting on each anniversary of the grant date. The RSUs granted in 2013, other than those granted under the Career Shares Program, feature three-year cliff vesting. The Performance Shares granted in 2013 provide for three-year cliff vesting and are subject to achievement of the three (3) performance metrics for each of the Named Executive Officers. Each performance metric works and is measured independently of the others and includes a minimum (or threshold) performance level, a target performance level and a maximum performance level opportunity. The scale to be applied to each metric is a sliding scale and generally works as follows:

Metric Performance Achievement	Performance Shares Payout (as % of target award)
Below Minimum	—%
Minimum	50%
Target	100%
Maximum (and above)	200%
The three performance metrics associated with the Performance Shares granted to the Named Executive Officers in 2013 are Boyd’s: (i) net revenue growth; (ii) EBITDA growth; and (iii) customer service score. Each of the performance metrics is measured over the three full fiscal years following the date of grant and each performance metric represents one-third ( 1/3) of the shares potentially payable on settlement of the Performance Shares. These are the same performance metrics and value allocations as utilized with Boyd’s initial grant of Performance Shares in 2011 and 2012. The measurement period for the Performance Shares granted in 2013 commences on January 1, 2014 and runs through December 31, 2016. The achievement level of each Performance Share metric will determine the final payout of shares under the award at the end of the measurement period. All three metrics must be satisfied at a maximum performance level for the maximum payment of 200% to be earned. If none of the three performance metrics achieves the minimum performance level, then no shares will be earned and awarded. Achievement between the payout points shown in the table above will be interpolated on a linear basis.
The Compensation Committee set specific targets for the three Performance Share metrics, as well as the minimum levels required to receive any share payout and the levels that would earn a maximum payout. The Compensation Committee determined the minimum, target and maximum levels of Boyd net revenue growth and EBITDA growth after considering comparable historical and budgeted revenue and operating income. In setting the customer service score metric, the Compensation Committee also considered historical performance as well as Boyd’s goals and expectations with respect to the next three years. The Compensation Committee has determined that the performance metrics were all sufficiently challenging to incentivize performance. The minimum performance levels generally require average performance and are expected to be achieved. The target performance levels are intended to be reasonably achievable and require average or above average performance and the maximum performance levels require extraordinary performance.

In establishing the individual long-term equity compensation awards for 2013, the Compensation Committee analyzed, in consultation with Exequity, the equity compensation target award value for each of the Named Executive Officers, which first had been established in late 2011. Based on historical values of long-term equity compensation awards for the Named Executive Officers in prior years, and Boyd’s efforts to remain competitive in its compensation practices, the Compensation Committee determined to grant the same number of stock options, RSUs and Performance Shares to the Named Executive Officers, other than Mr. Hirsberg, in 2013 as it awarded in 2012, notwithstanding that doing so continued to provide awards that trailed peer group competitive practices. For Mr. Hirsberg, in 2013, the Compensation Committee determined that long-term equity compensation for Mr. Hirsberg should be increased in order to generally make his long-term equity compensation more competitive with that of his peers at other companies, and as a result approved an increased equity incentive award for him, derived from an approximate long-term incentive target valuation of $650,000.
The number of stock options, RSUs and Performance Shares awarded to each Named Executive Officer is set forth below in the Grants of Plan-Based Awards Table. These figures represent a theoretical grant date value, but the actual value of these awards will fluctuate with Boyd’s stock price and, in the case of Performance Shares, the extent Boyd achieves, if at all, its multi-year performance goals. The Compensation Committee believes that the current equity compensation target award values are appropriate to ensure that the Named Executive Officers are adequately compensated in light of current market practices, remain motivated and focused on providing strong management as the economy continues to stabilize, and remain committed to the long -term goals and success of Boyd and its stockholders.
The Compensation Committee grants equity awards pursuant to its policy of making such grants, if at all, on the fifth business day following Boyd’s release of earnings for the third quarter of each year, except in the case of Boyd’s non-employee directors, new hires or other special situations. As an example of special situations, as discussed below, in February 2013, the Compensation Committee approved special bonus RSU grants to the members of Boyd’s Management Committee, including the Named Executive Officers, in connection with the successful acquisition of Peninsula. In addition, the Compensation Committee adopted a policy in 2006 regarding Boyd’s Career Shares Program, which is discussed below, that provides for the annual grant of RSUs under the Stock Incentive Plan on January 2 of each year or, if January 2 is not a business day, then the next business day. During 2012, the equity compensation awards by the Compensation Committee were consistent with these policies.
The Compensation Committee continues to review Boyd’s long-term compensation policy, in connection with the assessment of its overall compensation program, to determine whether other modifications to the policy are warranted. However, it is anticipated that the Compensation Committee will continue the practice of granting equity awards to the Named Executive Officers in 2014 as long-term compensation.
2013 Special Bonus - Peninsula
In February 2013, the Compensation Committee approved the grant of a separate, special bonus to each member of Boyd’s Management Committee, including to each of the Named Executive Officers, in recognition of the successful negotiation, execution and completion of the acquisition of Peninsula and its five operating casino properties. The Peninsular transaction closed on November 20, 2012, and represents a critical and transformative long-term strategic transaction for Boyd that provides it important growth and deleveraging opportunities. This special bonus was comprised of an RSU award. The number of RSUs awarded to each of the Named Executive Officers is set forth in the following table:

2013 Special Peninsula Bonus
RSU (#)
Keith E. Smith	67,222
Robert L. Boughner	51,944
Paul J. Chakmak	35,417
Josh Hirsberg	16,250
Each RSU is subject to three year cliff vesting, consistent with Boyd’s current RSU award practices. The Compensation Committee believes this award denominated in stock with multi-year vesting will best link Boyd’s Management Committee’s compensation to the integration efforts associated with the Peninsula acquisition.
Boyd’s Career Shares Program
Boyd’s Career Shares Program is a stock incentive award program for certain Boyd executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. Boyd’s Career Shares Program was adopted by the Compensation Committee on December 7, 2006 and amended on October 25, 2010. The Career Shares Program provides for the grant of RSUs (“Career RSUs”) under the Stock Incentive Plan to members of Boyd’s senior management, including members of Boyd’s Management Committee and each of the Named Executive Officers. Each Career RSU is analogous to one share of restricted common stock, except that Career RSUs do not have any voting rights and do not entitle the holder to receive dividends.

Under the Career Shares Program, a fixed percentage of each participant’s base salary is credited to his or her career shares account annually. Each January 2, or, if January 2 is not a business day, then the next business day, Career RSUs are awarded to members of Boyd’s Management Committee in an amount that equals 15% of such individual’s base salary, and to certain other members of Boyd’s senior management in an amount that equals 10% of their individual base salaries, in each case, subject to adjustment by the Compensation Committee. Career RSUs granted pursuant to Boyd’s Career Shares Program are awarded for service provided for the immediately preceding calendar year. The basis for the value of the awards is the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd’s common stock on January 2 or, if January 2 is not a business day, then the next business day. Consistent with this policy and the Career Shares Program, on January 2, 2014, Career RSUs were granted to all of the Named Executive Officers as well as to the other members of Boyd's Management Committee.
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
Payouts are made at retirement, at which time participants receive one share of Boyd’s common stock for each vested Career RSU held in their respective career share account, less any applicable taxes. To receive any payout under the Career Shares Program, as amended, participants must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a participant to fifty percent (50%) of his or her career shares account. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. The Compensation Committee may credit participants with additional years of service in its discretion.
In the event of a participant’s death or permanent disability, or following a change in control, the participant will be deemed to have attained age 55 and the Career RSUs will immediately vest and convert into shares of Boyd’s common stock based on the participant’s years of continuous service through the date of death, termination resulting from permanent disability or the change in control, as applicable.
In addition, awards in a participant’s career share account can be applied towards satisfying Boyd’s stock ownership guidelines discussed below.
Other Bonus Payments
In 2013, a special bonus in the amount of $250,000 was approved by the Compensation Committee and paid to Mr. Boyd in recognition of the loss of a benefit that Mr. Boyd previously received under certain split-dollar life insurance arrangements, which were terminated by Boyd in 2003. Mr. Boyd has received this special bonus payment each year since 2003 and Boyd expects that the Compensation Committee will continue to extend the $250,000 special bonus to Mr. Boyd in 2014.

State Income Tax Gross-Up Payments
Beginning in January 2009 and continuing through November 2012, Mr. Boughner served as the President and Chief Operating Officer of Marina District Development Company, LLC (“MDDC”) Boyd’s New Jersey joint venture, which owns and operates the Borgata Hotel Casino and Spa and the Water Club in Atlantic City, New Jersey and Executive Vice President and Chief Operating Officer of MDFC. Consistent with past years in which Mr. Boughner served as an executive officer of MDDC and MDFC, Boyd has agreed to provide Mr. Boughner with a state income tax gross-up payment to compensate him for his added state income tax liability resulting from his assignment. This payment was $137,813, relating to Mr. Boughner’s 2012 tax year. Boyd does not anticipate making further state income tax gross-up payments to Mr. Boughner following his 2012 tax year.

Boyd’s Policy on Perquisites
Boyd provides the Named Executive Officers with perquisites that it believes are reasonable, competitive and consistent with its overall executive compensation program. Boyd believes that its perquisites help it to hire and retain qualified executives.

Certain senior executive officers, as designated by Boyd’s Chief Executive Officer and pursuant to its internal policies, may use Boyd’s corporate aircraft for personal travel on a limited basis. Such executive officers are imputed with income in an amount equivalent to the Standard Industry Fare Level rate, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), for such use and are required to advance Boyd an amount sufficient to cover certain out-of-pocket costs directly attributed to such use. These out-of-pocket costs include crew lodging expenses, on-board catering, landing fees, trip-related hangar/parking costs and other variable costs.
The aggregate incremental cost for use of Boyd’s corporate aircraft during 2013 that is attributable to any Named Executive Officer, net of amounts advanced to Boyd by the applicable executive as discussed above, is reflected in the Summary Compensation Table. Boyd determines the aggregate incremental cost based on estimated fuel expenses and maintenance expenses per flight hour. Since Boyd’s aircraft are used primarily for business travel, Boyd does not include the fixed costs that do not change based on usage, such as pilots’ salaries and the purchase costs of the corporate aircraft.
Boyd’s employee and non-employee directors, along with members of its Management Committee, are eligible to participate in the Medical Expense Reimbursement Plan, which covers medical expenses incurred by plan participants and their spouses that are not covered by other medical plans. Boyd also provides the Named Executive Officers with more life insurance coverage than is generally made available to Boyd’s other employees. Please see the Summary Compensation Table for the amount of medical premiums or related reimbursements paid on behalf of the Named Executive Officers during 2013 and for the amount of the applicable premiums paid for such additional life insurance coverage during 2013.
Boyd’s senior management members, including the Named Executive Officers, also participate in the other benefit plans and programs on the same terms as other employees. These plans include Boyd’s 401(k) plan, medical, vision and dental insurance and paid time-off plan. In addition, Boyd’s senior management members are eligible to participate in its deferred compensation plan on the same terms as other eligible management-level employees.
Boyd’s Stock Ownership Guidelines
As we noted above, Boyd believes that ownership in Boyd by its executive management team, including the Named Executive Officers, is an important individual incentivizing tool that fosters the management of Boyd in its long-term best interests for the benefit of all of Boyd’s stockholders. The Compensation Committee initially adopted stock ownership guidelines in 2006 for certain of Boyd’s key executives, and in October 2010, the Compensation Committee undertook a periodic review of the guidelines and approved certain amendments to reflect the significant change in circumstances in the broader equities markets and the sharp volatility in Boyd’s stock price over recent years. The Compensation Committee believes that the guidelines, as they may be updated and revised from time to time, will continue to further the alignment between Boyd’s executive team and stockholders. Pursuant to the current stock ownership guidelines, certain key executive officers, including the Named Executive Officers, are required to pursue ownership of an amount of Boyd’s common stock based on a multiple of the participant’s base salary, as set forth in the following table:

Multiple of
Executive Tier	Base Salary
Executive Chairman of the Board of Directors	5
Chief Executive Officer	5
Chief Operating Officer	4
All Other Members of Management Committee	3
Certain Other Members of Senior Management	1-2
A participant’s stock ownership level can include shares of Boyd’s common stock represented by RSUs, including Career RSUs and Performance Shares (which are included at an assumed target performance level). As a part of its review of the guidelines in 2010, the Compensation Committee also approved a mechanism to facilitate each participant’s ongoing progress towards achievement of the established stock ownership levels. For any participant who does not then meet their established stock ownership level, the guidelines mandate that 50% of the net shares, after accounting for tax withholding and any option exercise payments, resulting from the sale of stock options or the vesting of RSUs or Performance Shares must be retained by the executive until that individual has met his or her stock ownership level established by the guidelines.

Stock ownership guidelines are also applicable to the independent members of Boyd’s board of directors, pursuant to certain amendments adopted by Boyd’s Corporate Governance and Nominating Committee in 2011. The director stock ownership guidelines provide that each independent member of Boyd’s board of directors will be required to hold stock in Boyd at least equal to five (5) times the annual cash retainer received by such independent director. Each director shall have a three (3) year period, after the later of joining Boyd’s board of directors or the adoption of the guidelines, in which to accumulate the required level of stock ownership. For purposes of the required stock ownership levels under the guidelines, any deferred shares or RSUs shall be included in such calculation; however, pursuant to the amendments to the guidelines adopted in 2011, Boyd’s Corporate Governance and Nominating Committee also determined that at least twenty five percent (25%) of the ownership goal must be achieved through direct ownership of shares, with a three (3) year period to achieve such direct ownership beginning in January 2012, using a rolling average stock price. The director stock ownership guidelines, like those applicable to Boyd’s senior executives, serve as an incentivizing tool for the independent members of Boyd’s board of directors to strategically guide and manage Boyd in its long -term best interests for the benefit of all of Boyd’s stockholders.
Post-Termination Compensation
In 2006, Boyd’s Compensation Committee adopted Boyd’s Change-in-Control Severance Plan (the “CIC Plan”) to provide severance benefits for certain executive officers, including the Named Executive Officers, upon termination of employment in connection with a change in control. In addition, Boyd’s CIC Plan provides for the acceleration of vesting of equity awards for the Named Executive Officers, and certain other executives, upon the occurrence of certain events. Boyd believes that it is important to protect key executives who helped build Boyd Company and who will be important in continuing Boyd’s success through a change in control or similar event. Further, Boyd believes that the interests of its stockholders will be best served if the interests of its most senior management are aligned with them. Providing change in control benefits is intended to reduce the reluctance of Boyd’s senior management to pursue potential change of control transactions that may be in the overall best interests of Boyd’s stockholders. Boyd did not modify its CIC Plan in 2013. Also, Boyd currently does not have individual written severance agreements with its executive officers, including the Named Executive Officers; however, Boyd retains the discretion to negotiate individual arrangements as deemed appropriate.

2000 MIP
Boyd’s 2000 MIP contains a continuous employment requirement. In addition, certain provisions of the 2000 MIP are triggered in the event of a change in control or if a “long service” employee retires. Generally, if a participant, other than a “long service” employee, terminates employment for any reason other than death or disability prior to the award payment date, he or she is not entitled to the payment of any award under the 2000 MIP for any outstanding plan period (regardless of whether it is a short-term or long-term incentive award). If the participant’s termination is due to disability or death, he or she is entitled to the payment of an award for each plan period in which he or she is participating on the date of termination; provided, however, that the Compensation Committee may proportionately reduce or eliminate his or her actual award based on the date of termination and such other considerations as the Compensation Committee deems appropriate. For 2013, the only outstanding plan period under the 2000 MIP was for the short-term, annual incentive awards for 2013. There were no long-term cash incentive awards or award periods outstanding under the 2000 MIP during 2013.

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
CIC Plan
The Named Executive Officers are eligible to participate in Boyd’s CIC Plan, which provides severance benefits upon certain qualifying terminations. A “qualifying termination” includes involuntary termination without cause, voluntary termination due to a relocation in excess of 50 miles or certain reductions in compensation, among other events, within 24 months immediately following a change in control of Boyd. Generally, a “change in control” is deemed to occur upon (i) the direct or indirect acquisition by any person or related group of persons (other than an acquisition from or by Boyd, by a Boyd-sponsored employee benefit plan or by a person who directly or indirectly controls, or is controlled by, or is under common control with, Boyd or by members of the Boyd family) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of Boyd’s outstanding securities, or (ii) a majority of Boyd’s board of directors ceasing to be continuing directors at any time within a 36-month period due to contested elections.

CIC Plan benefits are determined based upon the relevant status of the participant as a Tier One Executive (Boyd’s Chief Executive Officer and Executive Chairman of the Board of Directors), Tier Two Executive (members of Boyd’s Management Committee, other than its Chief Executive Officer and Executive Chairman of the Board of Directors), or Tier Three Executive (certain other members of Boyd’s senior management, other than Management Committee members). Following the execution of a general release in a form generally acceptable to Boyd that releases Boyd and its affiliates from any and all claims the participant may have against them, among other things, Boyd shall pay to the participant a lump-sum cash payment of:

•	any unpaid amounts owed to the participant, such as any unpaid base salary, accrued vacation pay, or unreimbursed business expenses;

•	a multiple of three, two and one for Tier One Executives, Tier Two Executives and Tier Three Executives, respectively, of the participant’s:

•	annual salary in effect immediately prior to the occurrence of the change of control or, if greater, upon the occurrence of the qualifying termination; plus

•
then-current target short-term bonus opportunity in effect immediately prior to the change of control or, if greater, the average of the participant’s actual short-term bonus for the three fiscal years immediately prior to the change in control or, if greater, the participant’s target short-term bonus opportunity in effect upon the qualifying termination,

•	an amount equal to the greater of:

•	the participant’s then-current target short-term bonus opportunity established for the plan year in which the qualifying termination occurs; or

•	the participant’s target bonus opportunity in effect prior to the occurrence of the change in control,

•	in each case, adjusted on a pro rata basis based on the number of days the participant was actually employed during such plan year; and

•
the amount of monthly premiums that would have been paid by Boyd on behalf of the participant under Boyd’s health insurance plan, or COBRA (for a period of 36 months, 24 months and 12 months for Tier One Executives, Tier Two Executives and Tier Three Executives, respectively), plus an additional amount such that the participant effectively receives such premiums on a tax-free basis.

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

Deferred Compensation Plan
Under the Boyd Gaming Corporation Deferred Compensation Plan effective as of January 1, 2005 (the “Deferred Compensation Plan”), in which the Named Executive Officers are eligible to participate, Named Executive Officers may defer up to 25% of base salary and up to 75% of incentive compensation paid. Boyd may make discretionary contributions to a participant’s account; however, during 2013, it did not exercise such discretion. Upon a change in control (as defined in the Deferred Compensation Plan), the benefits under the Deferred Compensation Plan are immediately payable in a lump sum, subject to certain conditions and limitations set forth in Internal Revenue Code section 409A and its related Treasury regulations. In addition, upon termination of employment prior to the age of 55 or death, benefits under the Deferred Compensation Plan are payable in a lump sum. Otherwise, upon termination of employment (including upon retirement), the participant may elect to have benefits paid in a lump sum or in periodic payments over a period of 5, 10 or 15 years; however, with respect to “specified employees” as defined in Internal Revenue Code section 409A, any payment that is triggered by termination of employment must be delayed for at least six months following the date of termination. Prior to the Deferred Compensation Plan, Boyd maintained a separate, prior deferred compensation plan, but that plan has been closed to new contributions from participants since the effective date of the current plan.

Equity Incentive Plans
During 2013, the only equity incentive plan in which the Named Executive Officers participated was the Stock Incentive Plan. Generally, except as the Compensation Committee may otherwise determine or in connection with a “long service” employee as discussed below, equity awards granted under each of Boyd’s equity incentive plans provide that, in the event of termination, the grantee may exercise the portion of the option award that was vested at the date of termination for a period of three months following termination; provided that if the termination is due to disability or death, the exercise period is twelve months.

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
Under the Stock Incentive Plan, a “change in control” means a change in ownership or control of Boyd effected through:

•
the direct or indirect acquisition of more than 50% of the total combined voting power of Boyd’s outstanding securities pursuant to a tender or exchange offer which the majority of the board of directors of Boyd does not recommend; or

•
a change in the composition of the board of directors of Boyd over a period of up to 36 months such that a majority of the board members cease, by reason of one or more contested elections, to be comprised of continuing directors.

Pursuant to the terms of the Stock Incentive Plan, a “corporate transaction” means any of the following transactions:

•	a merger or consolidation in which Boyd is not the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of the assets of Boyd;

•	the complete liquidation or dissolution of Boyd;

•
any reverse merger in which Boyd is the surviving entity but in which securities possessing more than 50% of the total combined voting power of Boyd’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or

•
an acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than 50% of the total combined voting power of Boyd’s outstanding securities, but excluding an acquisition by Boyd, by a Boyd-sponsored employee benefit plan or by members of the Boyd family or any transaction that the Compensation Committee deems is not a corporate transaction.

Pursuant to Boyd’s form of restricted stock unit agreement (“RSU Agreement”) for the Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, including death or disability, except as described below. Any unvested RSUs held by the grantee following such termination will be deemed reconveyed to Boyd. Also under Boyd’s RSU Agreement, in the event of a change in control or corporate transaction with respect to Boyd (each as defined in the RSU Agreement), any outstanding award will automatically become fully vested. Notwithstanding the foregoing, in the event of a grantee’s Retirement (defined below), the grantee may be entitled to additional vesting with respect to RSUs. “Retirement” means separation from service (including as a result of death or disability), other than for Cause (as defined in the RSU Agreement), after reaching age 55 and having at least 10 years of service to Boyd. In the event of a Retirement, the grantee will be entitled to accelerated vesting as follows:

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
Pursuant to Boyd’s form of performance share unit agreement (“Performance Share Agreement”) for the Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, except as described below. Any unvested units held by the grantee following such termination will be deemed reconveyed to Boyd. Also under Boyd’s Performance Share Agreement, in the event of a change in control or corporate transaction with respect to Boyd (as defined in the Performance Share Agreement), any outstanding award will automatically become fully vested assuming achievement of the applicable performance metrics at target, provided that such change in control or corporate transaction effective date occurs prior to the applicable award determination date. Notwithstanding the foregoing, in the event of a grantee’s Retirement, a portion or all of the shares may be issuable following the performance period (as shortened for a change in control or corporate transaction), based on deemed length of service during the performance period. In the event of a Retirement, the grantee shall be deemed to have provided service for the number of days within the performance period for which the grantee actually provided service, plus a credited number of days equal to 365 (after 10 years of service), 730 (after 15 years of service), and 1095 (after 20 years of service). The resulting number of days will be divided by the number of days in the performance period (with the resulting ratio never exceeding one), and the ratio will be multiplied by the number of shares that would be issued based on actual performance or target performance upon a change in control or corporate transaction with respect to Boyd.
In 2006, the Compensation Committee adopted the provisions in the table below to provide certain “long service” employees with automatic vesting acceleration and an extended exercise period with respect to stock options upon termination (other than for cause). Of the Named Executive Officers, only Robert L. Boughner currently qualifies as a “long service” employee. These enhanced stock option provisions do not apply to stock options that are granted within six months of such employee’s termination.

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
In February 2013, the Compensation Committee approved an update to Boyd’s “long service” employee vesting acceleration and extended exercise period schedule for stock option grants, the effect of which will be to update the length of service thresholds for accelerated vesting of stock options to match the schedule currently utilized with Boyd’s RSU grants. Therefore, options granted after February 2013 will be subject to the “long service” employee vesting acceleration and extended exercise period schedule set forth below, while previously granted stock options will remain subject to the schedule above.

Age of Employee and Length of Service at Time of Termination	Acceleration of Vesting for Unvested Stock Options	Extended Exercise Period
55 years of age and 10-14 years of service	Options otherwise scheduled to vest within the 12 months following the date of termination shall fully accelerate	Up to 12 months following termination
55 years of age and 15-19 years of service	Options otherwise scheduled to vest within the 24 months following the date of termination shall fully accelerate	Up to 24 months following termination
55 years of age and 20 or more years of service	Options otherwise scheduled to vest within the 36 months following the date of termination shall fully accelerate	Up to 36 months following termination
Other Benefits
From time to time, in recognition of the contribution of services provided to Boyd, it may in its discretion offer additional compensation and benefits to its executive officers in connection with their retirement from Boyd. During 2013, no such discretion was exercised with respect to Boyd’s senior executive officers.

Boyd’s Succession Planning
Pursuant to Boyd’s Corporate Governance Guidelines, all of the independent members of its board of directors are involved in the succession planning for Boyd. Boyd’s independent directors participate annually in a review of its current succession plan. Additionally, Boyd has engaged in the past, and continues to engage, the nationally recognized consulting firm Lee Hecht Harrison to assist and advise during this annual review as well as on other matters related to succession planning.

Accounting and Tax Treatment
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer or any of the other three most highly compensated executive officers other than the chief financial officer. Boyd has structured certain performance-based portions of its executive officers’ compensation in a manner that is designed to comply with the exceptions to the deductibility limitations of Section 162(m); however, Boyd can provide no assurances that such compensation arrangements would ultimately satisfy such requirements if they were examined by the Internal Revenue Service.

The Compensation Committee believes, however, that in certain circumstances, factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of Boyd and its stockholders. Given Boyd's changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with Boyd’s overall executive compensation program, even if some executive compensation is not fully deductible. Accordingly, the Compensation Committee has from time to time approved elements of compensation for certain officers that are not fully deductible and reserves the right to do so in the future, when appropriate.
The performance factors for compensation intended to qualify as performance-based compensation pursuant to Section 162(m) must be approved by stockholders every five years.
Summary Compensation Table (2013)
The following table sets forth the compensation earned for services performed for Boyd, or its subsidiaries, including MDFC, during the fiscal years ended December 31, 2011, 2012 and 2013, by:

•	its Chief Executive Officer;

•	its Chief Financial Officer; and

•	each of its other three most highly compensated executive officers, employed by it as of the end of fiscal year 2013, whom we refer to collectively as the “Named Executive Officers.”

As discussed above and in our Compensation Discussion and Analysis, each of the Named Executive Officers is compensated by Boyd, and does not receive separate compensation from MDFC or MDDC, for service provided to MDFC or MDDC. Therefore, the following compensation information reflects the compensation reported by Boyd for each of MDFC’s Named Executive Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(3)(4)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)(2)	All Other Compensation ($)(5)	Total ($)
Keith E. Smith	2013	1,100,000	—	2,527,090	1,011,718	940,775	16,813	5,596,396
President and	2012	1,100,000	—	1,159,281	517,228	242,000	29,905	3,048,414
Chief Executive Officer	2011	1,100,000	—	1,441,194	584,218	742,500	39,634	3,907,546

Robert L. Boughner(6)	2013	1,100,000	—	1,384,135	455,275	726,963	147,687	3,814,060
Executive Vice President and	2012	1,100,000	—	612,425	232,754	187,000	161,366	2,293,545
Chief Business Development Officer	2011	1,100,000	—	739,288	262,899	556,875	148,684	2,807,746

Paul J. Chakmak	2013	750,000	—	1,212,643	455,275	495,656	19,321	2,932,895
Executive Vice President and	2012	750,000	—	548,674	232,754	127,500	17,326	1,676,254
Chief Operating Officer	2011	675,000	—	675,530	262,899	341,719	16,948	1,972,096

Josh Hirsberg	2013	485,000	—	544,709	190,385	226,253	12,328	1,458,675
Senior Vice President, Treasurer	2012	485,000	—	192,648	77,584	58,200	11,367	824,799
and Chief Financial Officer	2011	435,000	—	234,931	87,632	117,450	441	875,454

(1)	Includes amounts deferred, to the extent of such individual’s participation, pursuant to Boyd’s 401(k) Profit Sharing Plan and Trust and Boyd’s Deferred Compensation Plan.

(2)
For the year ended December 31, 2013, the Compensation Committee approved the payment of a short-term bonus under the 2000 MIP. For a discussion regarding the 2013 bonus payments, see “Compensation Discussion and Analysis-Primary Components of Boyd’s Compensation Program-Short-Term Bonus.”

(3)
Reflects the grant date fair value as determined in accordance with Accounting Standards Codification 718 (“ASC 718”) for the fiscal years ended December 31, 2011, 2012, and 2013, respectively, of awards to each of the Named Executive Officers granted in such years pursuant to the Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in the notes to Boyd’s audited financial statements under the caption “Stockholders’ Equity and Stock Incentive Plans,” for the fiscal years ended December 31, 2011, 2012, and 2013, included in Boyd’s Annual Reports on Form 10-K filed with the SEC on March 7, 2012, March 18, 2013 and March 14, 2014, respectively. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)
Includes RSUs and Performance Shares. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level. As required pursuant to Instruction 3 of Item 402(c)(2)(v) of Regulation S-K, if the performance metrics were all achieved at maximum performance the Grant Date Fair Value of the Performance Shares awarded to each of the Named Executive Officers would be: to Mr. Smith, $1,878,094, to each of Messrs. Boughner and Chakmak, $845,140, and to Mr. Hirsberg, $354,960. Notwithstanding the foregoing, the RSUs and the Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “Compensation Discussion and Analysis-Equity Compensation.”

(5)	The amounts shown as “all other compensation” include the following perquisites and personal benefits:

Name	401(k) Contributions (A)	Life Insurance Premiums	Medical Reimbursements (B)	Use of Corporate Aircraft and Corporate Car (C)	Other Benefits (D)
Keith E. Smith	$3,825	$442	$12,546	$—	$—
Robert L. Boughner	3,825	442	5,607	—	137,813
Paul J. Chakmak	3,825	442	15,054	—	—
Josh Hirsberg	—	442	11,886	—	—

(A)	Represents amounts Boyd contributed pursuant to the 401(k) Profit Sharing Plan and Trust.

(B)	Represents Boyd’s Medical Expense Reimbursement Plan, which includes plan premiums, company sponsored health care plan premiums and amounts received as reimbursements under this plan.

(C)	Represents the aggregate incremental cost to Boyd for use of its corporate aircraft.

(D)	Includes reimbursed state income tax gross up payment for Mr. Boughner for his 2012 New Jersey income tax liability.

(6)
In December 2009, Mr. Boughner was named Boyd’s Executive Vice President and Chief Business Development Officer. Beginning in January 2009 until November 30, 2012, he also served as President and Chief Operating Officer of MDCC. Mr. Boughner continues to serve as Executive Vice President and Chief Operating Officer of MDFC. The full amount of Mr. Boughner’s compensation reflected for 2013 was paid by Boyd, with approximately $250,000 being reimbursed by MDDC. For more information see “Transactions with Related Persons.”

Grants of Plan-Based Awards Table (2013)
The following table sets forth information regarding each grant of an award made under Boyd’s incentive plans to the Named Executive Officers during the fiscal year ended December 31, 2013:

Name	Award Type	Grant Date	Date of Compen-sation Committee Action(7)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards-Number of Shares or Units			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(8)	Grant Date Fair Value of Equity Awards ($)(9)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Keith E. Smith	Short-term bonus (1)	—	—	907,500	1,210,000	1,815,000	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/13	12/07/06	—	—	—	—	24,336	—	—	—	—	164,998
	RSU (3)	02/13/13	—	—	—	—	—	—	—	67,222	—	—	483,998
	Stock Options (4)	11/07/13	—	—	—	—	—	—	—		170,068	9.86	1,011,718
	RSU (5)	11/07/13	—	—	—	—	—	—	—	95,238	—	—	939,047
	Performance Shares (6)	11/07/13	—	—	—	—	47,619	95,238	190,476	—	—	—	939,047

Robert L. Boughner	Short-term bonus (1)	—	—	701,250	935,000	1,402,500	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/13	12/07/06	—	—	—	—	—	—	24,336	—	—	164,998
	RSU (3)	02/13/13	—	—	—	—				51,944	—	—	373,997
	Stock Options (4)	11/07/13	—	—	—	—	—	—	—	—	76,531	9.86	455,275
	RSU (5)	11/07/13	—	—	—	—	—	—	—	42,857	—	—	422,570
	Performance Shares (6)	11/07/13	—	—	—	—	21,428	42,857	85,714	—	—	—	422,570

Paul J. Chakmak	Short-term bonus (1)	—	—	478,125	637,500	956,250	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/13	12/07/06	—	—	—	—	16,593	—	—	—	—	112,501
	RSU (3)	02/13/13	—	—	—	—		—	—	35,417	—	—	255,002
	Stock Options (4)	11/07/13	—	—	—	—	—	—	—	—	76,531	9.86	455,275
	RSU (5)	11/07/13	—	—	—	—	—	—	—	42,857	—	—	422,570
	Performance Shares (6)	11/07/13	—	—	—	—	21,428	42,857	85,714	—	—	—	422,570

Josh Hirsberg	Short-term bonus (1)	—	—	218,250	291,000	436,500	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/13	12/07/06	—	—	—	—	10,730	—	—	—	—	72,749
	RSU (3)	02/13/13	—	—	—	—	—	—	—	16,250	—	—	117,000
	Stock Options (4)	11/07/13	—	—	—	—	—	—	—	—	32,000	9.86	190,385
	RSU (5)	11/07/13	—	—	—	—	—	—	—	18,000	—	—	177,480
	Performance Shares (6)	11/07/13	—	—	—	—	9,000	18,000	36,000	—	—	—	177,480

(1)
Represents short-term (or annual) bonus for the 2013 fiscal year under the 2000 MIP. The award amount is based upon Boyd’s performance relative to the operating budget measured by its EBITDA, as approved by Boyd’s board of directors. “Threshold” represents achieving a performance level that is 90% of the target operating budget amount; “Target” represents achieving 100% of the target operating budget amount; and “Maximum” represents achieving 120%

or more of the of the target operating budget amount. See “-Compensation Discussion and Analysis-Primary Components of Boyd’s Compensation Program-Short-Term Bonus.”

(2)
Represents Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd’s Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd’s common stock. The vested Career RSUs will be paid out in shares of Boyd’s common stock at the time of retirement based upon the grantee’s attained age and years of continuous service at the time of retirement. To receive any payout under the Career Shares Program, grantees must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a grantee to fifty percent (50%) of his or her Career RSUs. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. In the event of a grantee’s death or permanent disability, or following a change in control of Boyd, the grantee will be deemed to have attained age 55 and the Career RSUs will immediately vest and convert into shares of Boyd’s common stock based on the grantee’s years of continuous service through the date of death, termination resulting from permanent disability or the change in control, as applicable. See “-Compensation Discussion and Analysis-Career Shares Program.”

(3)
Represents RSUs granted in 2013 under the Stock Incentive Plan as a special bonus in recognition of the successful negotiation, execution and completion of the acquisition of Peninsula Gaming, LLC. Each RSU represents a contingent right to receive one share of Boyd’s common stock. The RSUs vest in full upon the third anniversary of the grant date. The RSUs are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(4)
Represents stock options granted under the Stock Incentive Plan. The stock options granted to the Named Executive Officers in 2013 have a 10-year term and vest as to 33 1/3% of the shares of Boyd’s common stock underlying the option grant per year on the first day of each successive 12-month period, commencing one year from the date of grant. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(5)
Represents RSUs granted under the Stock Incentive Plan. Each RSU represents a contingent right to receive one share of Boyd’s common stock. The RSUs granted to the Named Executive Officers in 2013 vest in full upon the third anniversary of the grant date. The RSUs are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(6)
Represents Performance Shares granted under the Stock Incentive Plan. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Compensation.”

(7)
The Compensation Committee has adopted a policy of providing for the automatic grant of Career RSUs on January 2 of each calendar year (or, if January 2 is not a business day, then the next business day) based on the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd’s common stock on January 2 or, if January 2 is not a business day, then the next business day. For more information see “-Compensation Discussion and Analysis-Career Shares Program.”

(8)
The exercise price of option awards is based on the fair market value of Boyd’s common stock on the date of grant, calculated as the closing sales price for Boyd’s common stock on the date of determination.

(9)
Represents the aggregate ASC 718 value of awards made in 2013. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level.

Outstanding Equity Awards at Fiscal Year-End Table (2013)
The following table sets forth information regarding unexercised stock options and unvested Restricted Stock Units for each of the Named Executive Officers outstanding as of December 31, 2013.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)(4)
Keith E. Smith	150,000	—	36.76	12/08/2014	119,293(5)	1,343,239
	115,000	—	39.96	10/19/2015	95,238(6)	1,072,380
	115,000	—	39.00	11/02/2016	47,619(7)	536,190
	185,000	—	38.11	12/06/2017	95,238(8)	1,072,380
	231,265	—	7.55	11/03/2019	47,619(9)	536,190
	231,265	—	8.34	11/01/2020	67,222(10)	756,920
	113,379	56,689(1)	6.70	12/07/2021	95,238(11)	1,072,380
	56,690	113,378(2)	5.22	11/08/2022	47,619(12)	536,190
	—	170,068(3)	9.86	11/07/2023

Robert L. Boughner	150,000	—	36.76	12/08/2014	42,857(6)	482,570
	115,000	—	39.96	10/19/2015	21,428(7)	241,279
	115,000	—	39.00	11/02/2016	42,857(8)	482,570
	130,000	—	39.78	11/07/2017	21,428(9)	241,279
	135,800	—	8.34	11/01/2020	51,944(10)	584,889
	25,511	25,511(1)	6.70	12/07/2021	42,857(11)	482,570
	25,511	51,020(2)	5.22	11/08/2022	21,428(12)	241,279
	—	76,531(3)	9.86	11/07/2023

Paul J. Chakmak	40,000	—	16.37	02/02/2014	75,063(5)	845,209
	40,000	—	36.76	12/08/2014	42,857(6)	482,570
	35,000	—	39.96	10/19/2015	21,428(7)	241,279
	75,000	—	39.00	11/02/2016	42,857(8)	482,570
	111,000	—	38.11	12/06/2017	21,428(9)	241,279
	138,752	—	8.34	11/01/2020	35,417(10)	398,795
	51,021	25,510(1)	6.70	12/07/2021	42,857(11)	482,570
	25,511	51,020(2)	5.22	11/08/2022	21,428(12)	241,279
	—	76,531(3)	9.86	11/07/2023

Josh Hirsberg	25,000	—	33.31	01/02/2018	34,169(5)	384,743
	20,000	—	6.60	11/04/2018	14,286(6)	160,860
	20,000	—	7.55	11/03/2019	7,143(7)	80,430
	10,000	—	8.34	11/01/2020	14,286(8)	160,860
	17,007	8,503(1)	6.70	12/07/2021	7,143(9)	80,430
	8,504	17,006(2)	5.22	11/08/2022	16,250(10)	182,975
	—	32,000(3)	9.86	11/07/2023	18,000(11)	202,680
					9,000(12)	101,340

(1)
These stock options were granted on December 7, 2011 and will vest and become exercisable as to 33 1/3% of the shares of Boyd’s common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on December 7, 2012. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(2)
These stock options were granted on November 8, 2012 and will vest and become exercisable as to 33 1/3% of the shares of Boyd’s common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 8, 2013. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(3)
These stock options were granted on November 7, 2013 and will vest and become exercisable as to 33 1/3% of the shares of Boyd’s common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 7, 2014. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain “long service” employees as discussed above in “-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans.”

(4)
Pursuant to applicable SEC rules, represents the closing market price of Boyd’s common stock on December 31, 2013 ($11.26), multiplied by the aggregate number of Career RSUs, Restricted Stock Units or Performance Shares, as applicable, held by the Named Executive Officer on such date.

(5)
Represents unvested Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd’s Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd’s common stock. The vested Career RSUs will be paid in shares of Boyd’s common stock at the time of retirement based upon the grantee’s attained age and years of continuous service at the time of retirement. The only Named Executive Officer whose Career RSUs were fully vested as of December 31, 2013 was Mr. Boughner. The actual market value of Boyd’s common stock, if any, ultimately received upon the grantee’s termination of service in connection with such Career RSUs can only be determined upon the occurrence of such termination. See “-Compensation Discussion and Analysis-Career Shares Program.”

(6)
Represents Restricted Stock Units granted under the Stock Incentive Plan on December 7, 2011. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd’s common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(7)
Represents Performance Shares granted under the Stock Incentive Plan on December 7, 2011. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K, the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Compensation.”

(8)
Represents Restricted Stock Units granted under the Stock Incentive Plan on November 8, 2012. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd’s common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(9)
Represents Performance Shares granted under the Stock Incentive Plan on November 8, 2012. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K, the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Compensation.”

(10)
Represents Restricted Stock Units granted under the Stock Incentive Plan on February 13, 2013. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd’s common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(11)
Represents Restricted Stock Units granted under the Stock Incentive Plan on November 7, 2013. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd’s common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Incentive Plans.”

(12)
Represents Performance Shares granted under the Stock Incentive Plan on November 7, 2013. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K, the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See “-Compensation Discussion and Analysis-Equity Compensation.”

Option Exercises and Stock Vested Table (2013)
The following table sets forth information regarding the exercise of stock options and the vesting of Restricted Stock Units for each of the Named Executive Officers during the fiscal year ended December 31, 2013.

	OPTION AWARDS		STOCK AWARDS(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Keith E. Smith	213,916	1,216,901	92,378	873,896(4)
Robert L. Boughner	297,111	1,676,021	89,688	779,846(3)(4)
Paul J. Chakmak	249,752	1,505,104	57,737	556,122(4)
Josh Hirsberg	-	-	12,720	131,270

(1)
On November 1, 2013, RSUs granted to the Named Executive Officers, under the Stock Incentive Plan on November 1, 2010, vested in full in accordance with the terms of their award agreement. Each RSU represents a contingent right to receive one share of Boyd’s common stock. The value realized is calculated by multiplying the closing market price on November 1, 2013, $10.32, the vesting date, by the total number of shares that vested.

(2)
Consistent with applicable SEC rules, represents the number of Career RSUs and/or RSUs that vested during 2013 for the applicable Named Executive Officer, multiplied by the market price of the underlying shares of Boyd’s common stock on the vesting date.

(3)
Includes Career RSUs that were granted to the Named Executive Officers on January 2, 2013 for no consideration pursuant to Boyd’s Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd’s common stock. The vested Career RSUs will be paid out in shares of Boyd’s common stock at the time of retirement based upon the grantee’s attained age and years of continuous service at the time of retirement. Since Mr. Boughner was at least 55 years old and had been employed by Boyd for at least 20 years as of the January 2, 2013 grant date, he was immediately 100% vested in the Career RSUs granted. As a result, the value realized becomes the closing market price on January 2, 2013, $6.78, the grant date, multiplied by the number of units. However, consistent with the terms of the Career Shares Program as described above, the Career RSUs of Mr. Boughner will not convert into Boyd’s common stock until the termination of his service with Boyd. The value Mr. Boughner receives, if any, upon such conversion can only be determined at the time that his service with Boyd terminates.

(4)
On April 16, 2013, RSUs granted to Messrs. Smith, Boughner and Chakmak, under the Stock Incentive Plan, vested in full in accordance with the terms of their award agreement. Each RSU represents a contingent right to receive one share of Boyd’s common stock. The value realized is calculated by multiplying the closing market price on April 16, 2013, $8.60, the vesting date, by the total number of shares that vested.

Non-Qualified Deferred Compensation Table (2013)
Boyd’s Deferred Compensation Plan provides for the deferral of compensation on a basis that is not tax-qualified. Under Boyd’s Deferred Compensation Plan, the Named Executive Officers may defer up to 25% of their base salary and up to 75% of their incentive compensation. Boyd may make discretionary matching or additions to a participant’s account; however, during 2013, Boyd did not exercise such discretion. For an explanation on a participant’s potential distributions, see “-Compensation Discussion and Analysis-Deferred Compensation Plan.” Boyd’s Deferred Compensation Plan is a self-directed investment program containing investment features and funds that are substantially similar to the Company’s 401(k) program. The following table sets forth amounts deferred under Boyd’s Deferred Compensation Plan, including its predecessor plan, for the year ended December 31, 2013:

	Executive Contributions in Last FY	Aggregate Earnings (Losses) in Last FY	Aggregate Balance at Last FYE
Name	($)	($)	($)
Keith E. Smith	458(1)	98,943	439,409(2)
Robert L. Boughner	—	56,707	664,445
Paul J. Chakmak	—	44,666	202,616
Josh Hirsberg	—	—	—

(1)	This amount is disclosed in the Summary Compensation Table under the heading “Salary” for 2012, which posted into Mr. Smith’s account in January 2013.

(2)	Includes $12,834 and $55,002 that was previously disclosed in the Summary Compensation Table under the heading “Salary” for 2012 and 2011, respectively.
Potential Payments upon Termination or Change in Control (2013)
Under the terms of the 2000 MIP, CIC Plan and Boyd’s equity incentive plans, including the individual award agreements under Boyd’s equity incentive plans, payments may be made to the Named Executive Officers upon their termination of employment or a change in control of Boyd. See “-Compensation Discussion and Analysis-Post-Termination Compensation” for an explanation of the specific circumstances that would trigger payments under each plan. The description of the plans is qualified by reference to the complete text of the plans, which have been filed with the SEC. Boyd has not entered into any severance agreements with the Named Executive Officers.

The following table sets forth the estimated payments that would be made to each of the Named Executive Officers upon voluntary termination, involuntary termination-not for cause, -for cause, and-as a qualifying termination in connection with a change in control, and death or permanent disability. The payments would be made pursuant to the plans identified in the preceding paragraph. The information set forth in the table assumes:

•	The termination event occurred on December 31, 2013 (the last business day of Boyd’s last completed fiscal year);

•	The price per share of Boyd’s common stock on the date of termination is $11.26 per share (the closing market price of Boyd’s common stock on December 31, 2013 the last trading day in 2013);

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

•
The portion of in-the-money stock options and other equity awards that are subject to accelerated vesting in connection with the termination are immediately exercised and the shares received upon exercise (or upon settlement in the case of

Restricted Stock Units, Performance Shares and Career RSUs) are immediately resold at the assumed price per share of Boyd’s common stock on the date of termination; and

•	Any vested Career RSUs held by the executives are immediately resold at the assumed price per share of Boyd’s common stock on the date of termination.

The actual amounts to be paid out can only be determined at the time of such executive’s separation from Boyd and may differ materially from the amounts set forth in the table below. The amounts set forth in the table below do not reflect the withholding of applicable state and federal taxes.

Name	Voluntary Termination ($)	Involuntary Termination			Death or Permanent Disability ($)
		Not For Cause ($)	For Cause ($)	Change in Control ($)
Keith E. Smith
CIC Plan	—	—	—	14,428,239	—
Short-term/Annual Bonus (2000 MIP)	—	—	—	1,210,000(2)	1,210,000
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	9,715,838	1,343,239
Total	—	—	—	25,354,077	2,553,239

Robert L. Boughner
CIC Plan	—	—	—	7,542,022	—
Short-term/Annual Bonus (2000 MIP)	935,000	935,000	935,000	935,000(1)	935,000
Unvested and Accelerated Awards Under Equity Incentive Plans	5,269,894	5,269,894	1,365,095	5,377,038	5,269,894
Total	6,204,894	6,204,894	2,300,095	13,854,060	6,204,894

Paul J. Chakmak
CIC Plan	—	—	—	6,295,414	—
Short-term/Annual Bonus (2000 MIP)	—	—	—	637,500(2)	637,500
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	4,385,814	—
Total	—	—	—	11,318,728	637,500

Josh Hirsberg
CIC Plan	—	—	—	3,204,728	—
Short-term/Annual Bonus (2000 MIP)	—	—	—	291,000(2)	291,000
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	1,672,967	—
Total	—	—	—	5,168,695	291,000

(1)	Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive’s termination with or without cause.

(2)
Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive’s termination without cause. In the event of the executive’s termination with cause following a change of control, the amount payable would be $0.

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

Compensation Committee Interlocks and Insider Participation
During 2013, members of Boyd’s Compensation Committee included three directors, none of whom serve as directors or executive officers of MDFC. None of MDFC’s executive officers serves as a director or member of the compensation committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers serving as a director of MDFC or on Boyd’s Compensation Committee.

Risk Consideration in Boyd’s Compensation Programs
Boyd’s Compensation Committee, together with Boyd management, periodically reviews the compensation policies and practices for employees across Boyd, including the Named Executive Officers and members of Boyd’s Management Committee, and considers how they relate to material risks facing Boyd. In this review, the Compensation Committee and Boyd’s management, together with input and recommendations from Boyd’s compensation consultants, consider the different types of incentive compensation arrangements used across Boyd in light of such risks. Boyd also considers whether the design of these arrangements, together with other policies and practices of Boyd, operate to mitigate the potential for excessive risk-taking.

Based upon this review, Boyd’s management concluded, and Boyd’s Compensation Committee concurred, that based on a combination of factors, Boyd’s compensation policies and practices do not incentivize excessive risk-taking that could have a material adverse effect on Boyd. The following are among the factors considered in reaching this conclusion:

•
Boyd’s compensation plans and programs generally provide potential rewards based on a balanced combination of both the short-term and long-term goals of Boyd, thereby mitigating the potential for rewarding short-term results that appear in isolation to be favorable;

•	none of Boyd’s units carry a disproportionate portion of Boyd’s risk profile or vary significantly from Boyd’s overall risk and reward structure;

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

•
all of the equity awards granted to employees under Boyd’s equity-based plans are subject to multi-year time vesting, which requires an employee to commit to a longer period of employment for such awards to be valuable, and certain of Boyd’s equity awards are contingent upon Boyd’s performance measured over multiple years.

Board of Directors Report
MDFC’s board of directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the board of directors has recommended the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
As reflected in the organizational chart below, MDFC is a wholly-owned subsidiary of MDDC. As a wholly-owned subsidiary, our only outstanding securities are those owned by MDDC. MDDC is the developer, owner and operator of Borgata, including The Water Club. MDDC is owned by a holding company, MDDHC, which is one-half owned by BAC, a first tier subsidiary of Boyd, and one-half owned by the Divestiture Trust, of which MGM is the primary beneficiary. The Operating Agreement between

BAC and MAC designates BAC as the managing member. As managing member of MDDHC, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations.

Boyd, the parent company of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

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
MDDC reimburses Boyd for a portion of the compensation of Robert L. Boughner. Mr. Boughner is MDFC's Executive Vice President and Chief Operating Officer and was MDDC's President and Chief Operating Officer from January 2009 through November 2012. Mr. Boughner also serves as a member of Boyd's board of directors and is Boyd's Executive Vice President and Chief Business Development Officer. In the years ended December, 31, 2013 and 2012, MDDC reimbursed Boyd for Mr. Boughner's compensation in an aggregate amount of approximately $0.3 million and $1.4 million, respectively.
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.4 million at December 31, 2013. Reimbursable expenditures were $7.7 million at December 31, 2013. Reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.

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

Director Independence
For a discussion of MDFC director independence, see “Item 10. Directors, Executive Officers and Corporate Governance - Director Independence and Committees,” set forth above, which discussion is incorporated herein by reference.

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

Audit and Non-Audit Fees
The following table sets forth the aggregate fees billed by Deloitte for the audits and other services provided to the Company for fiscal years 2013 and 2012.

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees(1)	$310,000	$275,000
Audit-Related Fees(2)	13,000	—
Tax Fees(3)	34,000	59,000
Total	$357,000	$334,000

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

Audit Committee Pre-Approval of Audit and Non-Audit Services
Boyd's Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Boyd's Audit Committee has adopted a policy for the pre-approval of services provided by our independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Boyd's Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee. The Chairman is required to report any decisions to the Audit Committee at the next scheduled committee meeting. All services provided by Deloitte in fiscal years 2013 and 2012 were in compliance with Boyd's policy relating to the pre-approval of services.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

We have audited the accompanying consolidated balance sheets of Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC” or "Subsidiary") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in members equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marina District Development Company, LLC and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 28, 2014

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
as of December 31, 2013 and 2012
______________________________________________________________________________________________________

	December 31,
(In thousands)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$37,527	$34,125
Accounts receivable, net	33,328	37,199
Inventories	4,184	3,864
Prepaid expenses and other current assets	7,613	6,742
Income taxes receivable, net	1,037	—
Deferred income taxes	2,488	2,196
Total current assets	86,177	84,126
Property and equipment, net	1,212,934	1,250,783
Debt financing costs, net	11,347	4,298
Other assets, net	10,361	39,362
Total assets	$1,320,819	$1,378,569
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$—
Accounts payable	5,924	3,642
Accrued liabilities	98,095	96,683
Income taxes payable, net	—	656
Total current liabilities	107,819	100,981
Long-term debt, net of current maturities	797,460	793,324
Deferred income taxes	7,049	12,280
Other long-term tax liabilities	12,470	11,452
Other liabilities	7,853	15,787
Commitments and contingencies (Note 6)
Member equity	388,168	444,745
Total liabilities and member equity	$1,320,819	$1,378,569
The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2013	2012	2011
REVENUES
Operating revenues:
Gaming	$615,734	$609,128	$648,442
Food and beverage	140,292	140,391	148,083
Room	115,113	114,505	116,537
Other	42,377	39,515	41,458
Gross revenues	913,516	903,539	954,520
Less promotional allowances	217,816	217,317	224,246
Net revenues	695,700	686,222	730,274
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	249,357	254,935	263,871
Food and beverage	71,048	71,584	71,358
Room	12,934	13,492	14,535
Other	34,642	31,712	33,277
Selling, general and administrative	148,780	139,101	126,941
Maintenance and utilities	59,514	59,633	61,834
Depreciation and amortization	60,908	63,956	61,745
Impairments of assets	5,032	2,811	1,051
Other operating items, net	3,318	(7,700)	524
Preopening expenses	4,056	240	229
Total operating costs and expenses	649,589	629,764	635,365
Operating income	46,111	56,458	94,909
Other expense
Interest expense, net	81,335	82,902	84,772
Loss (gain) on early extinguishments of debt	25,856	—	(6)
Total other expense	107,191	82,902	84,766
Income (loss) before state income taxes	(61,080)	(26,444)	10,143
State income tax benefit (provision)	4,503	1,253	(1,738)
Net income (loss)	$(56,577)	$(25,191)	$8,405

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

(In thousands)	Capital Contributions	Retained Earnings/ (Accumulated Deficit)	Total Member Equity
Balances, January 1, 2011	$446,700	$14,831	$461,531
Net income	—	8,405	8,405
Balances, December 31, 2011	446,700	23,236	469,936
Net loss	—	(25,191)	(25,191)
Balances, December 31, 2012	446,700	(1,955)	444,745
Net loss	—	(56,577)	(56,577)
Balances, December 31, 2013	$446,700	$(58,532)	$388,168

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(56,577)	$(25,191)	$8,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,908	63,956	61,745
Gain from insurance recoveries	—	(7,694)	(356)
Amortization of debt financing costs	1,472	1,349	1,462
Amortization of discounts on senior secured notes	3,782	3,716	3,390
Deferred income taxes	(5,523)	(1,636)	(981)
Provision for doubtful accounts	2,824	1,954	3,304
Noncash asset write-downs	5,212	2,805	1,930
Loss (gain) on early extinguishments of debt	25,857	—	(6)
Write-down of debt financing costs	—	146	1,029
Other operating activities	4	30	1,290
Changes in operating assets and liabilities:
Accounts receivable, net	749	(1,391)	(7,092)
Inventories	(320)	439	84
Prepaid expenses and other current assets	(871)	(57)	3,860
Income taxes receivable/payable	(1,693)	57	(5,905)
Other long-term tax assets	—	521	254
Other assets, net	16,560	(1,437)	(5,362)
Accounts payable and accrued liabilities	3,694	(390)	(1,817)
Other long-term tax liabilities	1,018	(195)	855
Other liabilities	(1,113)	(440)	357
Net cash provided by operating activities	55,983	36,542	66,446
Cash Flows from Investing Activities
Capital expenditures	(22,357)	(34,742)	(32,626)
Insurance proceeds for replacement assets	—	3,944	356
Other investing activities, net	—	2,800	—
Net cash used in investing activities	(22,357)	(27,998)	(32,270)
Cash Flows from Financing Activities
Borrowings under bank credit facility	444,500	632,700	741,300
Payments under bank credit facility	(424,600)	(652,900)	(762,000)
Net proceeds from issuance of term loan	376,200	—	—
Payments to repurchase senior secured notes	(416,209)	—	(8,198)
Debt financing costs	(10,115)	(443)	(1,153)
Net cash used in financing activities	(30,224)	(20,643)	(30,051)
Increase (decrease) in cash and cash equivalents	3,402	(12,099)	4,125
Cash and cash equivalents, beginning of period	34,125	46,224	42,099
Cash and cash equivalents, end of period	$37,527	$34,125	$46,224

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$82,914	$77,693	$87,872
Cash paid for income taxes, net	1,695	—	7,514
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$—	$—	$187

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Marina District Development Company LLC, a New Jersey limited liability company ("MDDC"), is the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC, which has fully and unconditionally guaranteed MDFC's securities.

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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement of the State of New Jersey (the “NJDGE”). MGM has subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amended agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling the MGM Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

All material intercompany accounts and transactions have been eliminated in consolidation.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning balance, January 1	$22,356	$23,555	$23,313
Additions	2,824	1,954	3,304
Deductions	(4,184)	(3,153)	(3,062)
Ending balance, December 31	$20,996	$22,356	$23,555

Management does not believe that any significant concentration of credit risk existed at December 31, 2013.

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
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. No interest was capitalized during the year ended December 31, 2013. Capitalized interest for the years ended December 31, 2012 and 2011 was $0.5 million and $0.4 million respectively.

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

Gaming Taxes
In New Jersey we are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues, and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the consolidated statements of operations. These taxes were $45.4 million, $44.3 million and $47.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

CRDA Investments
Pursuant to the New Jersey Casino Control Act ("Casino Control Act"), as a casino licensee, we are assessed an amount equal to 1.25% of our land-based gross gaming revenues in order to fund qualified investments. This assessment is made in lieu of an investment alternative tax equal to 2.5% of land-based gross gaming revenues. The Casino Control Act also provides for an assessment of licensees equal to 2.5% of online gross gaming revenues, which is made in lieu of an investment alternative tax equal to 5.0% of online gross gaming revenues. Once our funds are deposited with the New Jersey Casino Reinvestment Development Authority ("CRDA"), qualified investments may be satisfied by: (i) the purchase of bonds issued by the CRDA at below market rates of interest; (ii) direct investment in CRDA-approved projects; or (iii) a donation of funds to projects as determined by the CRDA. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investment to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $4.6 million and $28.5 million as of December 31, 2013 and 2012, respectively, and are included in other assets, net, on our consolidated balance sheets.

On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts at June 30, 2013 were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which is included in impairments of assets on our consolidated statements of operations. On July 17, 2013, the CRDA disbursed $45.1 million from our funds on deposit with the CRDA of which we received a $22.5 million refund. We used these funds to redeem a portion of our 9.5% Senior Secured Notes (the "2015 Notes").

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Long-Term Debt, Net of Current Maturities
Long-term debt, net of current maturities is reported at amortized cost. The discount granted to the initial purchasers upon issuance is recorded as an adjustment to the face amount of the debt. The discount is accreted to interest expense using the effective interest method over the term of the underlying debt.

Self-Insurance Reserves
We are self-insured for general liability costs up to certain amounts and are self-insured up to certain stop loss amounts for employee health coverage. We are currently self-insured with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. Management believes the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Certain of these claims represent obligations to make future payments; and therefore we discount such reserves to an amount representing the present value of the claims which will be paid in the future using a blended rate, which represents the inherent risk and the average payout duration. Self-insurance reserves are included in accrued liabilities on our consolidated balance sheets.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning balance, January 1	$9,083	$8,095	$6,807
Charged to costs and expenses	19,780	18,455	18,611
Payments made	(17,297)	(17,467)	(17,323)
Ending balance, December 31	$11,566	$9,083	$8,095

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

The amounts due to these members, are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	December 31,
(In thousands)	2013	2012
Amounts payable to members of MDDHC	$—	$1,695
Amounts receivable from State	(1,037)	(1,039)
Income taxes payable (receivable), net	$(1,037)	$656

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Rooms	$71,632	$71,979	$70,869
Food and beverage	51,542	52,859	56,581
Other	94,642	92,479	96,796
Total promotional allowances	$217,816	$217,317	$224,246

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Rooms	$21,440	$23,066	$22,647
Food and beverage	39,774	42,067	42,471
Other	10,972	11,584	11,908
Total cost of promotional allowances	$72,186	$76,717	$77,026

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $14.1 million, $15.1 million and $14.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Operating Items, net
Other operating items, net, for the year ended December 31, 2013, totaled $3.3 million, including $2.1 million for self-insurance reserve adjustments related to prior periods. Other operating items, net, for the year ended December 31, 2012, reflected a net gain of $7.7 million, which was comprised of a gain of $3.8 million related to the subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007, and a gain of $3.8 million from business interruption proceeds due to the mandated closure of the property in August 2011 related to Hurricane Irene. For the year ended December 31, 2011, other operating items, net, were $0.5 million, which included a loss on asset disposals of $0.9 million.

Preopening Expenses
Certain costs of start-up activities were expensed as incurred. During the years ended December 31, 2013, 2012 and 2011, we expensed $4.1 million, $0.2 million and $0.2 million, respectively. The preopening expenses incurred during 2013 were related primarily to our internet gaming initiative.

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

Concentrations of credit risk, with respect to gaming receivables, are limited through the Company's credit evaluation process. The Company issues markers to approved gaming customers only following credit checks and investigations of creditworthiness.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

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

Reclassifications
Certain prior period amounts presented on our consolidated statements of operations have been reclassified to conform to the current year presentation. These reclassifications relate to impairments of assets and a loss on early extinguishments of debt that were previously accumulated in other operating charges and were disaggregated in our consolidated statements of operations for the years ended December 31, 2012 and 2011. These reclassifications had no effect on our retained earnings or net income (loss) as previously reported.

NOTE 2.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	December 31,
(In thousands)	2013	2012
Land	$87,301	$87,301
Buildings and improvements	1,416,432	1,411,110
Furniture and equipment	314,610	310,674
Construction in progress	5,533	5,705
Total property and equipment	1,823,876	1,814,790
Less accumulated depreciation	610,942	564,007
Property and equipment, net	$1,212,934	$1,250,783
Depreciation expense was $60.0 million, $63.4 million and $61.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.
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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

NOTE 3.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2013	2012
Accrued expenses and other liabilities	$36,485	$32,343
Payroll and related expenses	20,736	16,972
Gaming liabilities	25,034	24,694
Accrued interest	15,840	22,674
Total accrued liabilities	$98,095	$96,683

NOTE 4.    LONG-TERM DEBT
Long-term debt, net of current maturities, consists of the following:

	December 31, 2013
(In thousands)	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
New Credit Facility	$39,900	$—	$—	$39,900
Incremental Term Loan	380,000	(3,766)	—	376,234
9.875% Senior Secured Notes due 2018	393,500	(1,811)	(6,563)	385,126
	813,400	(5,577)	(6,563)	801,260
Less current maturities	3,800	—	—	3,800
Long-term debt, net	$809,600	$(5,577)	$(6,563)	$797,460

	December 31, 2012
(In thousands)	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Prior Credit Facility	$20,000	$—	$—	$20,000
9.50% Senior Secured Notes due 2015	398,000	(2,525)	(5,928)	389,547
9.875% Senior Secured Notes due 2018	393,500	(2,103)	(7,620)	383,777
	811,500	(4,628)	(13,548)	793,324
Less current maturities	—	—	—	—
Long-term debt, net	$811,500	$(4,628)	$(13,548)	$793,324

Bank Credit Facility
Significant Terms
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The New Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the “Prior Credit Facility”), which provided for the bank credit facility.

The New Credit Facility provides for a $60 million senior secured revolving credit facility including a $15.0 million swing loan sublimit (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the New Credit Facility was used to repay obligations outstanding under the Prior Credit Facility.

The New Credit Facility includes an accordion feature which permits: (a) an increase in the Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2015 Notes and, concurrently with or

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

after the 2015 Notes have been refinanced, to refinance MDFC's 9.875% Senior Secured Notes due 2018 (the “2018 Notes”) outstanding pursuant to the Indenture, in each case, subject to the satisfaction of certain conditions.

Amounts Outstanding
The net amounts outstanding under the New Credit Facility at December 31, 2013, were:

(In thousands)
Revolving Credit Facility	$35,000
Swing Loan	4,900
Total outstanding borrowings under the New Credit Facility	$39,900

After consideration of $3.2 million allocated to support a letter of credit, approximately $16.9 million of availability remained under the New Credit Facility at December 31, 2013.

Interest and Fees
Outstanding borrowings under the New Credit Facility including those borrowings under the swing loan accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the New Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under the New Credit Facility was 3.9% at December 31, 2013. The blended interest rate for the outstanding borrowings under the Prior Credit Facility was 4.1% at December 31, 2012.

Guarantees and Collateral
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

Financial and Other Covenants
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

Debt Financing Costs
In conjunction with the bank credit facility and the amendment thereto, during the years ended December 31, 2013, 2012 and 2011, we incurred incremental debt financing costs of $10.1 million, $0.4 million and $1.2 million, respectively, related to the bank credit facility in incremental debt financing costs, which have been deferred and are being amortized over the remaining term of the bank credit facility.
During the year ended December 31, 2013, we recognized a $0.5 million loss on early extinguishments of debt to write-off the remaining, unamortized deferred finance charges related to the Prior Credit Facility.

During the year ended December 31, 2012, we accelerated the amortization of approximately $0.1 million of the outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our Prior Credit Facility. During the year ended December 31, 2011, we accelerated the amortization of approximately $1.0 million of the outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our Prior Credit Facility.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Senior Secured Notes
9.5% Senior Secured Notes Due 2015
Repurchase of Senior Secured Notes
During August 2013, MDFC repurchased and retired $39.8 million, principal amount, in total, of our 2015 Notes at a premium of 103.00% and recognized a loss on early extinguishments of debt of approximately $2.0 million.

On November 15, 2013, MDFC issued a notice that we would redeem all of the outstanding 2015 Notes at a redemption price of 104.750% plus accrued and unpaid interest to the redemption date. The redemption was completed on December 16, 2013, and resulted in a loss on early extinguishment of debt of approximately $23.3 million.

As a result of this redemption, the 2015 Notes have been fully extinguished.

9.875% Senior Secured Notes Due 2018
Significant Terms
In August 2010, MDFC issued, through a private placement, $400 million principal amount of 2018 Notes, at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 2018 Notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions.

At any time prior to August 15, 2014, the 2018 Notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, MDFC shall have the option to redeem the 2018 Notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2013, the effective interest rate on the 2018 Notes was 10.3%.

Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joint Agreement (the "Incremental Term Loan"), among MDDC, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The Incremental Term Loan increases the term commitments under the New Credit Facility by an aggregate amount of $380.0 million. The Incremental Term Loan was fully funded on December 16, 2013, and proceeds were used to repay MDFC’s outstanding 2015 Notes.
The interest rate per annum applicable to the Incremental Term Loan is either (a) the Effective Eurodollar Rate (the greater of the Eurodollar Rate in effect for such interest period and 1.00%) plus the Term Loan Applicable Rate (ranging from 5.50% to 5.75%) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the New Credit Facility, or (b) the Base Rate (Effective Eurodollar Rate for one month plus 1.00%) plus the Term Loan Applicable Rate (ranging from 4.50% to 4.75%) if and to the extent the Incremental Term Loan is a Base Rate Loan under the New Credit Facility. The Incremental Term Loan was issued with 1.00% of original issue discount.
The Incremental Term Loan requires fixed quarterly amortization of principal equal to 0.25% of the original principal amount of the Incremental Term Loan beginning March 31, 2014. The remaining outstanding principal amount of the Incremental Term Loan is required to be paid on August 15, 2018.
With some exceptions, in the event of a full or partial prepayment of the Incremental Term Loan prior to the second anniversary of the funding of the Incremental Term Loan, such prepayment will include a premium in an amount equal to (a) 2.00% of the principal amount so prepaid, in the case of any such prepayment prior to the first anniversary of the funding of the Incremental Term Loan and (b) 1.00% of the principal amount so prepaid, in the case of any such prepayment on or after the first anniversary of the funding of the Incremental Term Loan but prior to the second anniversary of the funding of the Incremental Term Loan.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At December 31, 2013, the effective interest rate on the Incremental Term Loan was 6.8%.

Indenture
The indenture governing the 2018 Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the date~~s~~ the 2018 Notes were issued; however, at December 31, 2013, our coverage ratio (as defined in the indenture) was below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $60 million Revolving Credit Facility. At December 31, 2013, the contractual availability under the Revolving Credit Facility was approximately $16.9 million.

Covenant Compliance
As of December 31, 2013, we believe that we were in compliance with the financial and other covenants of our debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

For the Year Ending December 31,	(In thousands)
2014	$3,800
2015	3,800
2016	3,800
2017	3,800
2018	798,200
Thereafter	—
$813,400

NOTE 5.    INCOME TAXES
Provision for (Benefit from) State Income Taxes
A summary of the provision for (benefit from) state income taxes is as follows:

	December 31,
(In thousands)	2013	2012	2011
State
Current	$2	$57	$1,610
Deferred	(4,505)	(1,310)	128
Provision for (benefit from) state income taxes	$(4,503)	$(1,253)	$1,738

The following table provides a reconciliation between the state statutory rate and the effective income tax rate where both are expressed as a percentage of income.

	December 31,
	2013	2012	2011
Tax provision at state statutory rate	9.0%	9.0%	9.0%
Accrued interest on uncertain tax benefits	(1.5)	(2.1)	7.7
New jobs investment tax credit	—	(1.9)	—
Other, net	(0.1)	(0.3)	0.5
Total state income tax provision	7.4%	4.7%	17.2%

Deferred Tax Assets and Liabilities

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Deferred tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising the Company's net deferred state tax liability are as follows:

	December 31,
(In thousands)	2013	2012
Deferred state tax assets
Net operating loss carryforward	$9,257	$2,451
Provision for doubtful accounts	1,466	1,715
Reserve for employee benefits	1,150	772
Accrued expenses	921	736
Gaming taxes	480	1,949
Other	777	649
Gross deferred state tax assets	14,051	8,272

Deferred state tax liabilities
Difference between book and tax basis of property	17,728	17,482
Reserve differential for gaming activities	187	229
Other	697	645
Gross deferred state tax liabilities	18,612	18,356
Net deferred state tax liabilities	$4,561	$10,084

At December 31, 2013, we have a state income tax net operating loss of approximately $102.9 million which may be carried forward or used until expiration beginning in 2032.

The items comprising our deferred state income taxes as presented on our consolidated balance sheets are as follows:

	Year Ended December 31,
(In thousands)	2013	2012
Non-current deferred income tax liability	$7,049	$12,280
Current deferred income tax asset	(2,488)	(2,196)
Net deferred state tax liability	$4,561	$10,084

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

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment. Management does not believe these changes will have a material impact on our consolidated financial statements.

Accounting for Uncertain Tax Positions
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

if it has less than a 50% likelihood of being sustained. Accounting guidance, which is applicable to all income tax positions, provides direction on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Unrecognized tax benefit, January 1	$6,225	$9,068	$8,836
Additions based on tax positions related to current year	1	10	212
Additions based on tax positions related to prior years	—	—	196
Reductions based on tax positions settled with taxing authorities	—	(1,078)	—
Reductions based on tax positions related to prior years	(5)	(1,775)	(176)
Unrecognized tax benefit, December 31	$6,221	$6,225	$9,068

Included in the $6.2 million balance of unrecognized tax benefits at December 31, 2013 are $6.0 million of tax benefits that, if recognized, would affect the effective tax rate and $0.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the years ended December 31, 2013, 2012 and 2011, we recognized accrued interest and penalties of approximately $0.5 million, $(0.5) million and $0.6 million, respectively. We have $3.0 million and $2.4 million for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively.

Status of Examinations
We are subject to state taxation in New Jersey and our state tax returns are subject to examination for tax years ended on or after December 31, 2001. Statute expirations, related to state income tax returns filed for years prior to December 31, 2009 have been extended to November 30, 2014. The statute of limitations for all remaining state income tax returns will expire over the period October 2015 through October 2018. As we are a partnership for federal income tax purposes, we are not subject to federal income tax.

During 2013 we settled our federal income tax audit related to tax returns filed for the years ended December 31, 2003 and December 31, 2004; and effectively settled a portion of our federal income tax audit for returns filed in 2005 through 2009. Adjustments related to our federal examination affect the members of MDDHC, as we are not subject to federal income tax. We have recorded the expected state tax impact to our unrecognized tax benefits of certain federal income tax adjustments that have been settled with the IRS, for which the state and federal tax treatment should be consistent. The adjustments primarily relate to the appropriate class lives of certain depreciable assets. The state tax impact of the 2003-2004 federal exam settlements resulted in a reduction to our unrecognized tax benefit in 2012 of $2.9 million. Additionally, our New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2009 are under audit by the New Jersey Division of Taxation. It is difficult to determine when these examinations will be closed; however it is reasonably possible over the next twelve-month period, that we may experience a decrease in our unrecognized tax benefits, as of December 31, 2013, in a range of $2.5 million to $6.2 million, substantially all of which would impact our effective tax rate.

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

Property Taxes

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2013, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Court found in favor of us and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial for tax years 2011 through 2013 is scheduled to be held in June 2014 and we continue to pay our property tax obligations in accordance with the assessor’s valuation. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2013 appeal. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through December 31, 2013 could result in adjustment to our estimated property tax liability.
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
Investment Alternative Tax
The New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of land-based gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of land-based gross gaming revenues and for an assessment of licensees equal to 2.5% of online gross gaming revenues in lieu of an investment alternative tax equal to 5.0% of online gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.

Our CRDA obligations for the years ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.7 million and $8.1 million, respectively, of which valuation provisions of $2.2 million, $4.4 million and $3.5 million, respectively, were recorded due to the respective underlying agreements.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred. During the years ended December 31, 2013, 2012 and 2011 we incurred expenses of $6.5 million, $6.1 million and $0.9 million, respectively, for our pro rata share of the contributions to the ACA.

Leases
As of December 31, 2013, MDDC owns approximately 26 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases for a total of approximately 20 acres of land on which our existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. All of these parcels were originally leased from MAC. Following the 2010 sale of several of the leased parcels by MAC to a third party, now only the surface parking lease is with MAC.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is three months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. The leases consist of:

•
Lease and Option Agreement, dated as of January 16, 2002, as amended by the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010, for approximately 2 acres of land underlying the parking garage (the "Parking Structure Ground Lease");

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 4 acres of land underlying the Public Space Expansion (the "Public Space Expansion Ground Lease");

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 2 acres of land underlying the Rooms Expansion and 3 acres of land underlying a parking structure each (the "Rooms Expansion Ground Lease");

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement dated September 21, 2009, the Modification of Surface Lot Ground Lease, dated March 23, 2010, and the Amendment to the Surface Lot Ground Lease dated November 7, 2013, for approximately 8 acres of land consisting of the surface parking lot (collectively, the "Surface Parking Lot Ground Lease"); and

•	The Ground Lease Agreement, dated as of March 23, 2010, for approximately 1 acre of undeveloped land.

MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord. Total rent incurred under the ground leases was $6.1 million, $5.8 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, MDDC is responsible for all property taxes assessed on the leased properties. Total property taxes incurred for ground lease agreements were $18.3 million, $15.6 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
If during the term of the Parking Structure Ground Lease, the Rooms Expansion Ground Lease, the Public Space Expansion Ground Lease or the Ground Lease Agreement, the third party landlord ("Landlord") or any person associated with the Landlord is found by the NJCCC to be unsuitable to be associated with a casino enterprise and such person is not removed from such association in a manner acceptable to the NJCCC, then MDDC may, upon written notice to the Landlord, elect to purchase the leased land for the appraised value as determined under the terms of such ground leases, unless the Landlord elects, upon receipt of such notice, to sell the land to a third party, subject to the ground leases. If the Landlord elects to sell the land to a third party but is unable to do so within one year, then the Landlord must sell the land to MDDC for the appraised value.
In addition, MDDC has an option to purchase the land leased under the Parking Structure Ground Lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of the Parking Structure Ground Lease. In the event that the land underlying the Surface Parking Lot Ground Lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the Ground Lease Agreement.
Pursuant to the Operating Agreement, MAC is responsible for its allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MAC for these types of expenditures incurred by us were $0.3 million and $0.4 million at December 31, 2013 and 2012, respectively. Reimbursable expenditures incurred were $0.7 million for the year ended December 31, 2013, and $0.6 million for each of the years ended December 31, 2012 and 2011.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases (principally for land, see above and Note 10, Related Party Transactions) as of December 31, 2013 are as follows:

For the Year Ending December 31,	(In thousands)
2014	$7,586
2015	6,881
2016	6,606
2017	6,382
2018	6,382
Thereafter	317,549
Total	$351,386

For the years ended December 31, 2013, 2012 and 2011, total rent expense was $14.7 million, $13.8 million and $12.6 million, respectively, which were included in Sales, General and Administrative accounts in the consolidated statements of operations.
Future minimum rental income, which is primarily related to retail and restaurant facilities located within our property, as of December 31, 2013 is as follows:

For the Year Ending December 31,	(In thousands)
2014	$1,706
2015	1,706
2016	1,413
2017	1,342
2018	1,342
Thereafter	6,151
Total	$13,660

For the years ended December 31, 2013, 2012 and 2011, total rent income was $3.1 million, $3.3 million and $3.1 million, respectively, which is recorded as other income in the consolidated statements of operations.

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
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments.

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$37,527	$37,527	$—	$—
CRDA investments, net	4,613	—	—	4,613

	December 31, 2012
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$34,125	$34,125	$—	$—
CRDA investments, net	28,464	—	—	28,464

The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2013 and 2012.

The fair value of our CRDA investments, classified in the fair value hierarchy as Level 3, is based on the estimates of realizable value applied to the balances on statements received from the CRDA at December 31, 2013 and 2012. The change in fair value resulted in a $7.8 million loss during the year ended December 31, 2013, and a $4.4 million loss during the year ended December 31, 2012.

	December 31, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
New Credit Facility	$39,900	$39,900	$39,900	Level 2
Incremental Term Loan	380,000	376,234	381,900	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,126	425,472	Level 1
Total long-term debt	$813,400	$801,260	$847,272

	December 31, 2012
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Prior Credit Facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	398,000	389,547	402,275	Level 1
9.875% Senior Secured Notes due 2018	393,500	383,777	373,825	Level 1
Total long-term debt	$811,500	$793,324	$796,100

The carrying value of our bank credit facility at December 31, 2013 and 2012 approximates its estimated fair value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our amended credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of December 31, 2013 and 2012.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2013 and 2012.

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

Contributions, based on wages paid to covered employees, totaled $7.3 million, $6.7 million and $6.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. These aggregate contributions were not individually significant to any of the respective plans. There were no significant changes that would affect the comparability of our employer contributions during the years ended December 31, 2013, 2012 and 2011. Our share of unfunded vested liabilities related to certain multi-employer pension plans is $65.5 million as of January 1, 2013.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $1.4 million during each of the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 9. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
(In thousands)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$165,644	$172,877	$200,051	$157,128	$695,700
Operating income	12,204	6,944	28,712	(1,749)	46,111
Net income (loss)	(8,035)	(12,957)	5,180	(40,765)	(56,577)

	Year Ended December 31, 2012
(In thousands)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$176,151	$175,415	$187,091	$147,565	$686,222
Operating income	23,630	16,916	18,928	(3,016)	56,458
Net income (loss)	2,572	(3,341)	(1,812)	(22,610)	(25,191)

NOTE 10. RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011
______________________________________________________________________________________________________

Surface Lot Ground Lease
We entered into a ground lease agreement with MAC for approximately 8 acres that provides the land on which our surface parking lot resides. The lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. Pursuant to the surface lot ground lease agreement, our lease payment is comprised of a de minimus monthly payment to the Divestiture Trust and the property taxes, which are paid directly to the taxing authority. Property taxes incurred for the surface lot ground lease agreement were $3.2 million, $2.8 million, and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third-party insurance premiums, certain advertising and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.4 million and $0.5 million at December 31, 2013 and 2012, respectively. Reimbursable expenditures were $7.7 million, $10.9 million, and $10.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Reimbursable expenses, with the exception of deferred financing fees, are included in selling, general and administrative on the consolidated statements of operations.

NOTE 11. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2013. During this period, we did not identify any subsequent events, the effects of which would require adjustment to our financial position or results of operations as of and for the year ended December 31, 2013.

2. Financial Statement Schedules. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.2	Restated Bylaws of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.2 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.3	Operating Agreement of Marina District Development Company, LLC.	Incorporated by reference to Exhibit 3.3 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.1	Indenture, dated as of August 6, 2010, by and among the Company, MDDC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.2	Form of 9.500% Senior Secured Note due 2015.	Included in Exhibit 4.1.

4.3	Form of 9.875% Senior Secured Note due 2018.	Included in Exhibit 4.1.

4.4	Registration Rights Agreement, dated as of August 6, 2010.	Incorporated by reference to Exhibit 4.4 to MDFC's registration statement on Form S-4 flied on April 1, 2011.

4.5	Credit Agreement, entered into as of August 6, 2010.	Incorporated by reference to Exhibit 4.5 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.6	First Lien Intercreditor and Collateral Agency Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.6 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.7	Fee and Leasehold Mortgage, Assignments of Rents and Leases.	Incorporated by reference to Exhibit 4.7 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.8	Security Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.8 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.9	Intercompany Note due 2015 dated August 6, 2010.	Incorporated by reference to Exhibit 4.9 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.10	Intercompany Note due 2018 dated August 6, 2010.	Incorporated by reference to Exhibit 4.10 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.11	Intercompany Note dated August 6, 2010.	Incorporated by reference to Exhibit 4.11 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.12	First Amendment to Credit Agreement, dated November 11, 2011.	Incorporated by reference on the Annual Report on Form 10-K filed on March 30, 2012.

4.13	Second Amendment to Credit Agreement, dated December 27, 2012.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on December 28, 2012.

4.14	Amended and Restated Credit Agreement, dated July 24, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on July 26, 2013.

4.15
Lender Joinder Agreement, dated as of December 16, 2013, among Marina District Finance Company, Inc., Marina District Development Company, LLC, Wells Fargo Bank, National Association, as the Administrative Agent, and Deutsche Bank AG New York Branch, as Incremental Term Lender.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on December 20, 2013.

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

101
The following materials from Marina District Finance Company, Inc.'s on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements. *
Filed electronically herewith.
___________________________
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

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2014.

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

Signature	Title	Date

/S/ WILLIAM S. BOYD	Director	March 28, 2014
William S. Boyd

/S/ MARIANNE BOYD JOHNSON	Director	March 28, 2014
Marianne Boyd Johnson

/S/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 28, 2014
Keith E. Smith	(Principal Executive Officer)

/S/ ROBERT L. BOUGHNER	Executive Vice President, Chief Business Development Officer and Director	March 28, 2014
Robert L. Boughner

/S/ JOSH HIRSBERG	Vice President, Chief Financial Officer and Treasurer	March 28, 2014
Josh Hirsberg	(Principal Financial Officer and Principal Accounting Officer)

/S/ PAUL J. CHAKMAK	Vice President and Secretary	March 28, 2014
Paul J. Chakmak