Form 10-Q
period 2014-03-31
Marina District Finance Company, Inc.
filed 2014-05-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
FOR THE PERIOD ENDED MARCH 31, 2014

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
MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2014 and December 31, 2013
______________________________________________________________________________________________________

(In thousands)	March 31,	December 31,
(Unaudited)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$29,001	$37,527
Restricted cash	5,971	—
Accounts receivable, net	31,990	33,328
Inventories	4,192	4,184
Prepaid expenses and other current assets	10,256	7,613
Income taxes receivable	1,037	1,037
Deferred income taxes	2,431	2,488
Total current assets	84,878	86,177
Property and equipment, net	1,200,276	1,212,934
Debt financing costs, net	10,676	11,347
Other assets, net	10,885	10,361
Total assets	$1,306,715	$1,320,819
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$3,800
Accounts payable	8,572	5,924
Accrued liabilities	96,800	98,095
Total current liabilities	109,172	107,819
Long-term debt, net of current maturities	793,873	797,460
Deferred income taxes	6,035	7,049
Other long-term tax liabilities	12,722	12,470
Other liabilities	7,409	7,853
Commitments and contingencies (Note 6)
Member equity	377,504	388,168
Total liabilities and member equity	$1,306,715	$1,320,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2014	2013
REVENUES
Operating revenues
Gaming	$153,686	$145,679
Food and beverage	31,054	33,935
Room	25,569	26,674
Other	8,571	9,192
Gross revenues	218,880	215,480
Less promotional allowances	51,616	49,836
Net revenues	167,264	165,644
COSTS AND EXPENSES
Operating costs and expenses
Gaming	63,464	61,145
Food and beverage	15,695	17,328
Room	2,784	2,997
Other	6,499	6,678
Selling, general and administrative	41,402	34,775
Maintenance and utilities	16,927	14,269
Depreciation and amortization	14,542	15,914
Other operating items, net	(404)	334
Preopening expenses	33	—
Total operating costs and expenses	160,942	153,440
Operating income	6,322	12,204
Other expense
Interest expense, net	17,690	20,774
Total other expense	17,690	20,774
Loss before state income taxes	(11,368)	(8,570)
State income tax benefit	704	535
Net loss	$(10,664)	$(8,035)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the three months ended March 31, 2014
______________________________________________________________________________________________________

(In thousands)	Capital Contributions	Accumulated Deficit	Total Member Equity
(Unaudited)
Balances, January 1, 2014	$446,700	$(58,532)	$388,168
Net loss	—	(10,664)	(10,664)
Balances, March 31, 2014	$446,700	$(69,196)	$377,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2014 and 2013
______________________________________________________________________________________________________

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2014	2013
Cash Flows from Operating Activities
Net loss	$(10,664)	$(8,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,542	15,914
Gain from insurance subrogation settlement	(451)	—
Amortization of debt financing costs	649	352
Amortization of discounts on long-term debt	563	983
Deferred income taxes	(957)	(772)
Provision for doubtful accounts	230	758
Noncash asset write-downs	—	19
Other operating activities	(2)	(4)
Changes in operating assets and liabilities:
Restricted cash	(5,971)	—
Accounts receivable, net	1,108	3,688
Inventories	(8)	(142)
Prepaid expenses and other current assets	(2,643)	1,034
Other assets, net	(573)	(670)
Accounts payable and accrued liabilities	1,351	(1,741)
Other long-term tax liabilities	252	237
Other liabilities	(444)	(158)
Net cash provided by (used in) operating activities	(3,018)	11,463
Cash Flows from Investing Activities
Capital expenditures	(1,809)	(3,155)
Insurance proceeds for replacement assets	451	—
Net cash used in investing activities	(1,358)	(3,155)
Cash Flows from Financing Activities
Borrowings under bank credit facility	116,200	103,600
Payments under bank credit facility	(119,400)	(109,600)
Payments on term loan	(950)	—
Net cash used in financing activities	(4,150)	(6,000)
Increase (decrease) in cash and cash equivalents	(8,526)	2,308
Cash and cash equivalents, beginning of period	37,527	34,125
Cash and cash equivalents, end of period	$29,001	$36,433

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$27,271	$19,569
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$2	$36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, Boyd has other gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

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

Basis of Presentation
Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of MDDC have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
____________________________________________________________________________________________________

The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2014.

Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of MDDC and MDFC.

All intercompany accounts and transactions have been eliminated.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash
Restricted cash consists primarily of advance payments related to amounts restricted by regulation for gaming purposes. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less.

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

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investments to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly, if necessary, when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $5.5 million and $4.6 million as of March 31, 2014 and December 31, 2013, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
____________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Rooms	$16,668	$17,085
Food and beverage	12,152	12,411
Other	22,796	20,340
Total promotional allowances	$51,616	$49,836

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Rooms	$5,214	$5,369
Food and beverage	9,672	9,571
Other	2,366	2,316
Total cost of promotional allowances	$17,252	$17,256

Gaming Taxes
In New Jersey, we are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the consolidated statements of operations. These taxes were $12.1 million and $10.8 million during the three months ended March 31, 2014 and 2013, respectively.

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

The amounts due to these members are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes receivable is presented below:

	March 31,	December 31,
(In thousands)	2014	2013
Amounts payable to members of MDDHC	$—	$—
Amounts receivable - State	(1,037)	(1,037)
Income taxes payable (receivable), net	$(1,037)	$(1,037)

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
____________________________________________________________________________________________________

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Land	$87,301	$87,301
Buildings and improvements	1,417,205	1,416,432
Furniture and equipment	316,293	314,610
Construction in progress	4,311	5,533
Total property and equipment	1,825,110	1,823,876
Less accumulated depreciation	624,834	610,942
Property and equipment, net	$1,200,276	$1,212,934
Depreciation expense was $14.5 million and $15.7 million during the three months ended March 31, 2014 and 2013, respectively. Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Accrued payroll and related	$20,460	$20,736
Accrued interest	5,050	15,840
Accrued gaming liabilities	27,787	25,034
Accrued expenses and other liabilities	43,503	36,485
Total accrued liabilities	$96,800	$98,095

NOTE 5.    LONG-TERM DEBT, NET
Long-term debt, net consists of the following:

	March 31, 2014
(In thousands)	Rates at Mar. 31, 2014	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Credit Facility	3.86%	$36,700	$—	$—	$36,700
Incremental Term Loan	6.75%	379,050	(3,563)	—	$375,487
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,733)	(6,281)	$385,486
		809,250	(5,296)	(6,281)	797,673
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$805,450	$(5,296)	$(6,281)	$793,873

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
____________________________________________________________________________________________________

	December 31, 2013
(In thousands)	Rates at Dec. 31, 2013	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Credit Facility	3.87%	$39,900	$—	$—	$39,900
Incremental Term Loan	6.75%	380,000	(3,766)	—	376,234
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
		813,400	(5,577)	(6,563)	801,260
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$809,600	$(5,577)	$(6,563)	$797,460

At March 31, 2014, $36.7 million was outstanding under the MDFC Amended and Restated Credit Agreement (the “Credit Facility”), with $3.2 million allocated to support a letter of credit, leaving remaining contractual availability of $20.1 million.

Covenant Compliance
As of March 31, 2014, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial date for tax years 2011 through 2013 was extended and the trial is scheduled to be held in September 2014. We filed an appeal complaint in connection with our 2014 valuation in February 2014 and continue to pay our property tax obligations in accordance with the assessor’s valuation. A trial date for the 2014 appeal has not been scheduled. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2014 appeals. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through March 31, 2014 could result in adjustment to our estimated property tax liability.

Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or, if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 7.    FAIR VALUE MEASUREMENTS
We have adopted the authoritative accounting guidance for fair value measurements, which does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions

These inputs create the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
____________________________________________________________________________________________________

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $29.0 million and $37.5 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2014 and December 31, 2013. The fair value of our CRDA deposits was $5.5 million and $4.6 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at March 31, 2014 and December 31, 2013.

The following table summarizes the fair value of the Company's Level 3 assets:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Balance at January 1,	$4,613	$28,464
Deposits	1,747	1,682
Included in earnings	(554)	(1,045)
Settlements	(259)	—
Ending balance at March 31,	$5,547	$29,101

Balances Disclosed at Fair Value
The following tables present the fair value measurement information about our long-term debt:

	March 31, 2014
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Credit Facility	$36,700	$36,700	$36,700	Level 2
Incremental Term Loan	379,050	375,487	384,421	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,486	421,045	Level 1
Total long-term debt	$809,250	$797,673	$842,166

	December 31, 2013
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Credit Facility	$39,900	$39,900	$39,900	Level 2
Incremental Term Loan	380,000	376,234	381,900	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,126	425,472	Level 1
Total long-term debt	$813,400	$801,260	$847,272

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013
____________________________________________________________________________________________________

The estimated fair values of our Credit Facility at March 31, 2014 and December 31, 2013, respectively, approximate its carrying values due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Credit Facility. The estimated fair values of our senior secured notes are based on quoted market prices as of March 31, 2014 and December 31, 2013.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2014.

NOTE 8. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, Boyd has other gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin.party Digital Entertainment PLC (“bwin”), we offer a full suite of games, including poker, slots and table games, under the Borgata brand and bwin's PartyPoker brand (the "Borgata Network"). While the Borgata Network has captured a 40.3% market share since its launch, we expect that we will face increased competition, both to our online gaming site and to our land-based operations, from internet lotteries, sweepstakes, and other internet wagering gaming services.

We incurred total capital expenditures of $40.9 million for the room and suite renovation at the Borgata hotel that commenced in 2011 and was completed during June 2012. As part of our ongoing efforts to maintain our position as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of various maintenance capital projects. We intend to fund such capital expenditures through an Amended and Restated Credit Agreement (the “Credit Facility”) with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender and operating cash flows.

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

We sponsor our own program to expand our brand awareness and leverage its strong loyalty card program, predicated on efforts to use marketing and promotional programs to retain existing customers, maintain trip frequency and acquire new customers. We offer our guests comprehensive, competitive and targeted marketing and promotion programs. The “My Borgata Rewards” program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access to account balances and other program information. In addition, we strive to differentiate our casino with high-quality guest service to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. We maintain a database of customers enrolled in “My Borgata Rewards,” which is used to support our marketing efforts.

We continue to be the leader in table games and slot market share in the Atlantic City market. We achieved 27.5% of the table game drop and 23.3% of the slot handle market share, for the three months ended March 31, 2014, which reflects the success of our focus on managing existing operations and reinvesting in our business to retain our position as the leading resort in the market.

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

RESULTS OF OPERATIONS
Summary of Operating Results
The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net revenues	$167,264	$165,644
Operating income	6,322	12,204
Net loss	(10,664)	(8,035)

Net revenues
Net revenues increased $1.6 million, or 1.0%, during the three months ended March 31, 2014, compared to the same period in the prior year. The addition of $7.7 million from the online gaming operations, which began in November 2013, was partially offset by declines experienced by the land-based business as a result of severe winter weather. We continue to be the leader of gaming revenue market share in Atlantic City, despite the increased local and regional competition, and achieved 27.5% of the table game drop and 23.3% of the slot handle market share for the three months ended March 31, 2014. Additionally, we are the dominant leader in poker win and achieved 54.9% of the market share for the three months ended March 31, 2014. The Borgata Network is also the leader in the online gaming market, achieving a market share of 39.1% during the three months ended March 31, 2014.

Operating income
Operating income decreased $5.9 million, or 48.2%, during the three months ended March 31, 2014, as compared to the corresponding period of the prior year, due to the impact of severe winter weather on operations, especially utility costs, and a $3.2 million loss incurred by the online gaming operations primarily due to approximately $2 million in nonrecurring marketing costs.

Net loss
Net loss for the three months ended March 31, 2014, was $10.7 million as compared to net loss of $8.0 million during the comparable prior year period. The decline in operating income was partially offset by a $3.1 million decline in interest expense due to impact on interest rates of refinancing activities completed in 2013.

Operating Revenues
Gaming revenues are significantly comprised of the win from our slot machine operations and from table game wins. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 70% and 68% of gross revenues for the three months ended March 31, 2014 and 2013, respectively. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 14% and 16% of gross revenues for the three months ended March 31, 2014 and 2013, respectively. Room revenue produced approximately 12% of gross revenues for both periods. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed approximately 5% or less of gross revenues during each of these periods.

The following table presents our gross revenues and expenses:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
GROSS REVENUES
Gaming	$153,686	$145,679
Food and beverage	31,054	33,935
Room	25,569	26,674
Other	8,571	9,192
Gross revenues	218,880	215,480
Less promotional allowances	51,616	49,836
Net revenues	$167,264	$165,644

OPERATING COSTS AND EXPENSES
Gaming	$63,464	$61,145
Food and beverage	15,695	17,328
Room	2,784	2,997
Other	6,499	6,678
	$88,442	$88,148
MARGINS
Gaming	58.7%	58.0%
Food and beverage	49.5%	48.9%
Room	89.1%	88.8%
Other	24.2%	27.3%

Gaming
Gaming revenues increased $8.0 million, or 5.5%, during the three months ended March 31, 2014, as compared to the corresponding period of the prior year, primarily due to the addition of $9.1 million of revenues from our online gaming operation that was launched in November 2013. Gaming revenues for the land-based property were essentially even compared to the prior year as declines in table game drop and slot handle of 4.4% and 6.3%, respectively, were offset by a 170 basis point increase in table games hold percentage and a 30 basis point increase in slot hold percentage.

Food and Beverage
Food and beverage revenues decreased by $2.9 million, or 8.5%, during the three months ended March 31, 2014, compared with the corresponding period of the prior year. The decrease was primarily due to a 6.0% decrease in the number of guests served due to the impact of severe winter weather on visitation to the property, while the average guest check declined 1.3%.

Room
During the three months ended March 31, 2014, we had 196,564 occupied rooms, with an average occupancy rate of 78.9% at an average daily rate of $127.42, compared to 206,266 occupied rooms, with an average occupancy rate of 82.8% at an average daily rate of $127.05 during the comparable period in the prior year, the effect of which resulted in a 4.1% decrease in room revenues.

Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Selling, general and administrative	$41,402	$34,775
Maintenance and utilities	16,927	14,269
Depreciation and amortization	14,542	15,914
Other operating items, net	(404)	334
Preopening expenses	33	—

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 18.9% and 16.1% during the three months ended March 31, 2014 and 2013, respectively. Selling, general and administrative expenses increased as a percentage of gross revenues as compared to the same period in the prior year due to the additional marketing expenses incurred related to the online gaming operation, including approximately $2 million of nonrecurring costs.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 7.7% and 6.6% during the three months ended March 31, 2014 and 2013, respectively. The increase in expenses was due primarily to increased utility costs related to the severe winter weather.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.4 million during the three months ended March 31, 2014 compared to the same period in 2013 due to the full depreciation of certain assets since the prior year period.

Other Operating Items, net
Other operating items, net, generally includes unusual, nonrecurring charges, including recoveries resulting from the receipt of insurance proceeds. The amount of such items was not material in either period.

Preopening Expenses
We expense certain costs of start-up activities as incurred. The increased level of these expenses in 2014 primarily reflects the costs incurred to develop our real money online gaming operation.

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Interest expense, net	$17,690	$20,774
Average outstanding long-term debt	801,341	804,100
Weighted average interest rate	8.2%	10.3%

Interest expense decreased $3.1 million, or 14.8%, during the three months ended March 31, 2014, due to lower average long-term debt balances and a lower weighted average interest rate compared to the corresponding period in the prior year reflecting the impact of the refinancing activities completed in 2013.

State Income Taxes
The following table presents our state income tax benefit and effective tax rate as a percentage of pre-tax loss.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
State income tax benefit	$704	$535
Loss before state income taxes	(11,368)	(8,570)
Effective state income tax rate	6.2%	6.2%

The effective state income tax rate for the three months ended March 31, 2014 and 2013 was 6.2%. The difference in our effective tax rate and the New Jersey statutory tax rate of 9% is due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits. Such adjustments reduce the statutory tax benefit on our pretax loss and are unaffected by the level of income or loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2013.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. As of March 31, 2014 and December 31, 2013, we had balances of cash and cash equivalents of $29.0 million and $37.5 million, respectively. In addition, we had a working capital deficit of $24.3 million as of March 31, 2014 and $21.6 million as of December 31, 2013.

Our Credit Facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our Credit Facility, as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our Credit Facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

The indenture governing the 9.875% Senior Secured Notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which the 2018 notes were issued; however, at March 31, 2014, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, except as specifically allowed under the indenture, including the incurrence of debt to refinance existing indebtedness, we are prohibited from incurring additional indebtedness; however, we may still incur additional borrowings under our Credit Facility, to the extent there is availability. At March 31, 2014, approximately $20.1 million of additional capacity was available under the Credit Facility.

If availability does not exist under our Credit Facility, or we are not otherwise able to draw funds on our Credit Facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

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

We cannot provide assurances that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and our Credit Facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Indebtedness
Credit Facility
On July 24, 2013, MDFC entered into the Credit Facility with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender.

The Credit Facility provides for a $60 million senior secured revolving credit facility (the “Revolving Credit Facility”) which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events).

The Credit Facility includes an accordion feature, which permits: (a) an increase in the Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2018 Notes outstanding pursuant to the Indenture, in each case, subject to the satisfaction of certain conditions.

The Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Credit Facility will have priority in payment to the payment of the 2018 Notes.

Outstanding borrowings under the Credit Facility accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

The blended interest rate for outstanding borrowings under our Credit Facility was 3.9% at both March 31, 2014, and December 31, 2013. At March 31, 2014, $36.7 million was outstanding under the Credit Facility, with $3.2 million allocated to support a letter of credit, leaving contractual availability of $20.1 million.

Neither BAC, its parent, its affiliates, nor the Divestiture Trust are guarantors of our Credit Facility, as amended.

The Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

We believe we were in compliance with these covenants at March 31, 2014.

Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joinder Agreement (the "Incremental Term Loan"), among MDDC, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The Incremental Term Loan increases the term commitments under the Credit Facility by an aggregate amount of $380 million. The Incremental Term Loan was fully funded on December 16, 2013, and proceeds were used to repay MDFC’s outstanding 2015 Notes.

The interest rate per annum applicable to the Incremental Term Loan is either (a) the Effective Eurodollar Rate (the greater of the Eurodollar Rate in effect for such interest period and 1.00%) plus the Term Loan Applicable Rate (ranging from 5.50% to 5.75%) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the Credit Facility, or (b) the Base Rate (Effective Eurodollar Rate for one month plus 1.00%) plus the Term Loan Applicable Rate (ranging from 4.50% to 4.75%) if and to the extent the Incremental Term Loan is a Base Rate Loan under the Credit Facility. The Incremental Term Loan was issued with 1.00% of original issue discount.
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At March 31, 2014, the effective interest rate on the Incremental Term Loan was 6.8%.

Senior Secured Notes
Significant Terms
The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at March 31, 2014.

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At March 31, 2014, the effective interest rate on the 2018 Notes was 10.3%.

Cash Flows Summary

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net cash provided by (used in) operating activities	$(3,018)	$11,463
Cash flows from investing activities:
Capital expenditures	(1,809)	(3,155)
Insurance proceeds for replacement assets	451	—
Net cash used in investing activities	(1,358)	(3,155)
Cash flows from financing activities:
Borrowings under bank credit facility	116,200	103,600
Payments under bank credit facility	(119,400)	(109,600)
Payments on term loan	(950)	—
Net cash used in financing activities	(4,150)	(6,000)
Increase (decrease) in cash and cash equivalents	$(8,526)	$2,308

Cash Flows from Operating Activities
During the three months ended March 31, 2014, our operating cash flows declined from a source of cash of $11.5 million during the prior year period to a use of cash of $3.0 million in the current year. Operating cash flow decreased due to the impact on operations during the current year period of severe winter weather and the expenses incurred related to the online gaming business.

Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2014 and 2013 were $1.8 million and $3.2 million, respectively. Cash paid for capital expenditures during both periods related primarily to routine maintenance capital spending.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our Credit Facility. Depending on our cash flow needs, we borrow and repay amounts under our Credit Facility to manage our overall cash position.

During the three months ended March 31, 2014, we paid a net $3.2 million on our Credit Facility, compared to net payments of $6.0 million during the three months ended March 31, 2013.

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

Our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of maintenance capital projects. We intend to fund such capital expenditures through our Credit Facility and operating cash flows.

Commitments and Contingencies
There have been no material changes to our commitments or contingencies as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Off Balance Sheet Arrangements
Our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014, consist of the following:

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

Letter of Credit
We had a $3.2 million outstanding letter of credit as of March 31, 2014.

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

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2013, as originally filed with the SEC on March 28, 2014.

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

•
Our estimated total capital expenditures for 2014, our expectation that they will be primarily comprised of various maintenance capital projects and our intention to fund such capital expenditures through our Credit Facility and operating cash flows;

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

•
Our expectations, including our responsibility and control over day-to-day operations and the expected managerial resources needed to effectuate a potential sale of the MGM Interest, if such sale occurs;

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

•
That the Credit Facility and our respective cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

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

•
The recent economic downturn and its lingering impact on consumer and discretionary spending, and the risk that a slowing or stoppage of the economic recovery or a return to an economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

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

•
The effects of events adversely impacting the mid-Atlantic region from which we draw most of our customers, including the effects of an economic downturn, war, terrorist or similar activity or adverse weather conditions and other natural disasters or the outbreak of an infectious disease impacting the mid-Atlantic region;

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

•	The risk that we fail to maintain the integrity of internal customer information, which could adversely affect us;

•	The risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our Credit Facility and senior secured notes;

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

•	The risk that our existing gaming license is not renewed, or that we may not receive gaming or other necessary licenses for new projects;

•	The risk relating to legal proceedings;

•	Our dependence on key members of existing management and our ability to attract, retain and motivate employees;

•	The risk that our capital improvement projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us;

•	Our ability to obtain capital commitments to fund our capital improvement projects on terms favorable to us, if at all;

•	The risks relating to compliance with extensive environmental regulation, which create uncertainty regarding future environmental expenditures and liabilities;

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry;

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2014, there were no material changes to the information previously reported under Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 28, 2014.

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

The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our senior secured notes could decline significantly, and investors could lose all or part of their investment. You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q. We encourage investors to review the risks and uncertainties relating to our business disclosed under Part I. Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 28, 2014.

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

For example, weak economic conditions during the recent economic downturn adversely affected tourism and spending in Atlantic City. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the recent economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.

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

Competition could significantly increase if a developer acquires MGM's interest in such land or MGM is relicensed in New Jersey, and either a new developer or MGM succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, Revel Casino, a casino and hotel facility located at the northern end of the Boardwalk, opened in April 2012, which has increased competition in the Atlantic City market. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue.

Internet gaming is also expected to bring additional opportunities and enhanced competition for casino revenues and customers. Following the legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin in November 2013. While our site has captured a 40.3% market share since its launch, we expect that we will face increased competition, both to our online gaming site and to our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and as such are sometimes accessible to domestic gamblers. We plan to continue to engage in Internet gaming, but our competitors also plan to enter the internet gaming market, and we can make no guarantees that we will emerge as a successful provider of Internet gaming to the gaming public.

We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. For example, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering. Expansion of internet gaming in other jurisdictions could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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
The significant economic distress affecting financial institutions has had far-reaching adverse consequences across many industries, including the gaming industry. The financial crisis greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets are still fragile and remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under the Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the Credit Facility. If we were otherwise required to renegotiate or replace the Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

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

In addition to the risk of flooding and hurricanes, snowstorms and other adverse weather conditions may interrupt our operations, damage our property and reduce the number of customers who visit our facilities. For example, during the winter of 2013 and 2014 and also during January and February 2011, much of the country was impacted by some of the worst winter weather in decades. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the latter half of the first six months of 2010, particularly in the month of June, had an adverse impact on visitation and spending at Borgata. If there is a prolonged disruption at Borgata due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

If we are unable to finance our expansion and renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under the Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance our current and future expansion, development, investment and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the Credit Facility, and debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past, and may in the future, adversely impact the ability of borrowers such as our company to access capital. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under the Credit Facility (to the extent that availability exists under the Credit Facility, as applicable, after we meet our working capital needs).

If availability under the Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

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
The Atlantic City market was substantially impacted by the recent national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result, consumers continued to curb discretionary spending during the recession and recovery, which had an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, began to decline to 34.5 million visitors in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, 29.3 million in 2010, 28.5 million in 2011, 27.2 million in 2012 and 26.7 million in 2013. While the overall U.S. economy and the Atlantic City market have shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery. Furthermore, the Atlantic City market may not fully recover from the recent years' decline and decline further. A slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect the Atlantic City market and our results of operations and financial condition.

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
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate a sufficient number of talented people, with the increasingly diverse skills needed to serve clients and expand our business. Competition for highly qualified, specialized technical, managerial, and, particularly, consulting personnel is intense. Recruiting, training, retention and benefit costs place significant demand on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.

Work stoppages and other labor problems could negatively impact our business, results of operations and financial condition.
Approximately 2,203 of our employees were represented by four labor unions as of December 31, 2013. Additionally, three of our four collective bargaining agreements had expired in April 2014 and employees covered by the expired agreement continue to work during the negotiations of a new agreement. A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.

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

A final resolution of our appeals of certain property taxes for the period January 1, 2009 through March 31, 2014 could result in adjustment to our estimated property tax liability, which could adversely affect us.
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in the New Jersey Tax Court (“Court”). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City filed an appeal in the New Jersey Superior Court - Appellate Division in November 2013. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. The trial date for tax years 2011 through 2013 was extended and the trial is scheduled to be held in September 2014. We filed an appeal complaint in connection with our 2014 valuation in February 2014 and continue to pay our property tax obligations in accordance with the assessor’s valuation. A trial date for the 2014 appeal has not been scheduled. We can provide no assurances that the Court’s decision will be upheld at the appellate level, nor can we be certain that we will receive a favorable decision in the 2011 through 2014 appeals. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not record any gain until a final, non-appealable decision has been rendered. The final resolution of our appeals for the period January 1, 2009 through March 31, 2014 could result in adjustment to our estimated property tax liability.

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

The Credit Facility provides for the Revolving Credit Facility which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). The Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the Credit Facility have priority in payment to our senior secured notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If availability does not exist under the Credit Facility, or we are not otherwise able to draw funds on the Credit Facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

We may be unable to refinance our indebtedness.
Our outstanding indebtedness includes the Credit Facility and the senior secured notes. The Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the Credit Facility have priority in payment to our senior secured notes.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Credit Facility, in amounts sufficient to enable it to pay the principal on our indebtedness at maturity and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to repay or refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining necessary capital.

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

In addition to the indebtedness under the senior secured notes and the Credit Facility, we may be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We and our future subsidiaries may be able to incur substantially more debt in the future. Although the indenture governing the senior secured notes and the Credit Facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with noteholders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.

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

In particular, if adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants that we are subject to under our indebtedness. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the indenture, the Credit Facility and our other debt agreements, and other agreements we may enter into in the future. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility or from other sources in an amount sufficient to enable us to pay our indebtedness, including the senior secured notes, or to fund our other liquidity needs.

In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and the Credit Facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the senior secured notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal or premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness, including a default under the Credit Facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could render us unable to pay the principal or premium, if any, and interest on the senior secured notes and substantially decrease the market value of the senior secured notes.

The value of the collateral securing the senior secured notes may not be sufficient to satisfy all our obligations under the senior secured notes and it may be difficult to realize the value of the collateral.
Our obligation under the senior secured notes and the guarantees are secured by substantially all of our and each guarantor's property and assets. In the event of a foreclosure on the collateral (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral securing the Credit Facility and the senior secured notes may not be sufficient to satisfy the senior secured notes because such proceeds would, under the inter-creditor agreement, first be applied to satisfy our priority payment obligations under the Credit Facility. Only after all of our priority payment obligations under the Credit Facility have been satisfied will proceeds from such collateral be applied to satisfy our obligations under the senior secured notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under the Credit Facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full and satisfying our obligations with respect to the senior secured notes and any non-priority payment obligations under the Credit Facility. There also can be no assurance that the collateral will be salable, and, even if salable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

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

To the extent that liens permitted under the indenture encumber any of the collateral securing the senior secured notes and the guarantees, the other secured parties may have rights and remedies with respect to the collateral that could adversely affect the value of the collateral and the ability of the collateral agent, the trustee under the indenture or the holders of the senior secured notes to realize or foreclose on the collateral. Such liens and rights include, among other things, potential mechanics' liens that could be filed by suppliers, contractors or other parties in connection with our ongoing renovation projects at Borgata. Consequently, liquidating the collateral securing the senior secured notes may not result in proceeds in an amount sufficient to pay any amounts due under the senior secured notes after also satisfying the obligations to pay any creditors with superior liens and obligations under the payment priority contained in the Credit Facility. If the proceeds of any sale of the collateral are not sufficient to repay all amounts due on the senior secured notes, the holders of the senior secured notes (to the extent the senior secured notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured, unsubordinated claim against our and the guarantors' remaining assets.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statement of Changes in Member Equity for the three months ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on May 13, 2014.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer