Form 10-Q
period 2014-06-30
Marina District Finance Company, Inc.
filed 2014-08-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

EXPLANATORY NOTE

Unless otherwise indicated, all historical consolidated financial information in this Quarterly Report on Form 10-Q is information regarding Marina District Development Company, LLC, a New Jersey limited liability company ("MDDC"), the parent of Marina District Finance Company, Inc., a New Jersey corporation ("MDFC"). MDFC is a 100% owned finance subsidiary of MDDC, and it is also MDDC's only subsidiary. MDDC has fully and unconditionally guaranteed MDFC's securities; and accordingly, the condensed consolidated financial statements of MDDC (as parent) are included herein. Unless otherwise indicated or required by the context, the terms "we," "our," "us" and the "Company" refer to MDDC and MDFC.

PART I. Financial Information

Item 1.	Financial Statements
MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30,	December 31,
(Unaudited)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$32,832	$37,527
Restricted cash	4,793	—
Accounts receivable, net	33,231	33,328
Inventories	4,676	4,184
Prepaid expenses and other current assets	20,845	7,613
Income taxes receivable	9	1,037
Deferred income taxes	2,373	2,488
Total current assets	98,759	86,177
Property and equipment, net	1,192,310	1,212,934
Debt financing costs, net	10,023	11,347
Other assets, net	12,192	10,361
Total assets	$1,313,284	$1,320,819
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$3,800
Accounts payable	4,294	5,924
Other current tax liabilities	3,480	—
Accrued liabilities	102,317	98,095
Total current liabilities	113,891	107,819
Long-term debt, net of current maturities	789,895	797,460
Deferred income taxes	6,725	7,049
Other long-term tax liabilities	9,500	12,470
Other liabilities	7,007	7,853
Commitments and contingencies (Note 6)
Member equity	386,266	388,168
Total liabilities and member equity	$1,313,284	$1,320,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
REVENUES
Operating revenues
Gaming	$166,599	$149,381	$320,285	$295,060
Food and beverage	34,064	35,123	65,118	69,058
Room	29,602	28,475	55,171	55,149
Other	10,308	10,851	18,879	20,043
Gross revenues	240,573	223,830	459,453	439,310
Less promotional allowances	58,719	50,953	110,335	100,789
Net revenues	181,854	172,877	349,118	338,521
COSTS AND EXPENSES
Operating costs and expenses
Gaming	65,000	60,617	128,464	121,762
Food and beverage	18,245	18,047	33,940	35,375
Room	3,693	3,450	6,477	6,447
Other	8,644	8,842	15,143	15,520
Selling, general and administrative	28,555	39,620	69,957	74,395
Maintenance and utilities	15,072	14,406	31,999	28,675
Depreciation and amortization	14,812	15,794	29,354	31,708
Impairments of assets	—	5,032	—	5,032
Other operating items, net	1	71	(403)	405
Preopening expenses	236	54	269	54
Total operating costs and expenses	154,258	165,933	315,200	319,373
Operating income	27,596	6,944	33,918	19,148
Other expense
Interest expense, net	17,828	20,844	35,518	41,618
Total other expense	17,828	20,844	35,518	41,618
Income (loss) before state income taxes	9,768	(13,900)	(1,600)	(22,470)
State income tax benefit (expense)	(1,006)	943	(302)	1,478
Net income (loss)	$8,762	$(12,957)	$(1,902)	$(20,992)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY

(In thousands)	Capital Contributions	Accumulated Deficit	Total Member Equity
(Unaudited)
Balances, January 1, 2014	$446,700	$(58,532)	$388,168
Net loss	—	(1,902)	(1,902)
Balances, June 30, 2014	$446,700	$(60,434)	$386,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2014	2013
Cash Flows from Operating Activities
Net loss	$(1,902)	$(20,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,354	31,708
Gain from insurance subrogation settlement	(451)	—
Amortization of debt financing costs	1,302	712
Amortization of discounts on long-term debt	1,135	2,003
Deferred income taxes	(209)	(1,953)
Provision for doubtful accounts	757	1,646
Noncash asset write-downs	—	5,089
Other operating activities	(1)	1
Changes in operating assets and liabilities:
Restricted cash	(4,793)	—
Accounts receivable, net	(660)	4,008
Inventories	(492)	(401)
Prepaid expenses and other current assets	(13,232)	(652)
Other current tax liabilities	3,480	—
Income taxes receivable/payable	1,028	(1,695)
Other assets, net	(1,993)	(2,395)
Accounts payable and accrued liabilities	2,575	8,788
Other long-term tax liabilities	(2,970)	475
Other liabilities	(846)	(411)
Net cash provided by operating activities	12,082	25,931
Cash Flows from Investing Activities
Capital expenditures	(8,528)	(10,628)
Insurance proceeds for replacement assets	451	—
Net cash used in investing activities	(8,077)	(10,628)
Cash Flows from Financing Activities
Borrowings under bank credit facility	248,700	200,000
Payments under bank credit facility	(255,500)	(215,600)
Payments on term loan	(1,900)	—
Net cash used in financing activities	(8,700)	(15,600)
Decrease in cash and cash equivalents	(4,695)	(297)
Cash and cash equivalents, beginning of period	37,527	34,125
Cash and cash equivalents, end of period	$32,832	$33,828

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$34,159	$38,664
Cash paid (received) for income taxes	(1,029)	1,695
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$17	$141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
______________________________________________________________________________________________________

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Marina District Development Company, LLC, a New Jersey limited liability company ("MDDC"), is the parent of Marina District Finance Company, Inc., a New Jersey corporation ("MDFC"). MDFC is a 100% owned finance subsidiary of MDDC, which has fully and unconditionally guaranteed MDFC's securities.

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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. ("BAC"), a wholly owned subsidiary of Boyd Gaming Corporation ("Boyd"), and MAC, Corp. ("MAC"), a second tier, wholly owned subsidiary of MGM Resorts International (the successor-in-interest to MGM MIRAGE) ("MGM"). The joint venture operates pursuant to an operating agreement between BAC and MAC (the "Operating Agreement"), in which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company ("MDDHC").

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust"), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM has subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amended agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
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

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investments to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly, if necessary, when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $6.7 million and $4.6 million as of June 30, 2014 and December 31, 2013, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
____________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Rooms	$17,667	$17,308	$34,335	$34,393
Food and beverage	12,087	12,322	24,239	24,733
Other	28,965	21,323	51,761	41,663
Total promotional allowances	$58,719	$50,953	$110,335	$100,789

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Rooms	$5,485	$5,351	$10,699	$10,720
Food and beverage	9,599	9,364	19,271	18,935
Other	2,814	2,609	5,180	4,925
Total cost of promotional allowances	$17,898	$17,324	$35,150	$34,580

Gaming Taxes
In New Jersey, we are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $12.8 million and $11.0 million during the three months ended June 30, 2014 and 2013, respectively, and $24.9 million and $21.8 million during the six months ended June 30, 2014 and 2013, respectively.

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

The amounts due to these members are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes receivable is presented below:

	June 30,	December 31,
(In thousands)	2014	2013
Amounts payable to members of MDDHC	$—	$—
Amounts receivable - State	(9)	(1,037)
Income taxes payable (receivable), net	$(9)	$(1,037)

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
____________________________________________________________________________________________________

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

Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("Update 2014-09")
In May 2014, the FASB issued ASU 2014-09. Update 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The impact of the adoption of Update 2014-09 to the Company's consolidated financial position or results of operations is currently under evaluation.

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Land	$87,301	$87,301
Buildings and improvements	1,420,019	1,416,432
Furniture and equipment	320,500	314,610
Construction in progress	3,539	5,533
Total property and equipment	1,831,359	1,823,876
Less accumulated depreciation	639,049	610,942
Property and equipment, net	$1,192,310	$1,212,934
Depreciation expense was $14.7 million and $15.6 million during the three months ended June 30, 2014 and 2013, respectively, and $29.2 million and $31.3 million during the six months ended June 30, 2014 and 2013, respectively.
Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Accrued payroll and related	$18,843	$20,736
Accrued interest	14,765	15,840
Accrued gaming liabilities	21,808	20,714
Player loyalty program liabilities	4,730	4,320
Accrued expenses and other liabilities	42,171	36,485
Total accrued liabilities	$102,317	$98,095

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
____________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT, NET
Long-term debt, net consists of the following:

	June 30, 2014
(In thousands)	Interest Rates at June 30, 2014	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Credit Facility	4.12%	$33,100	$—	$—	$33,100
Incremental Term Loan	6.75%	378,100	(3,359)	—	374,741
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,654)	(5,992)	385,854
		804,700	(5,013)	(5,992)	793,695
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$800,900	$(5,013)	$(5,992)	$789,895

	December 31, 2013
(In thousands)	Interest Rates at Dec. 31, 2013	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Credit Facility	3.87%	$39,900	$—	$—	$39,900
Incremental Term Loan	6.75%	380,000	(3,766)	—	376,234
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
		813,400	(5,577)	(6,563)	801,260
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$809,600	$(5,577)	$(6,563)	$797,460

At June 30, 2014, $33.1 million was outstanding under the MDFC Amended and Restated Credit Agreement (the "Credit Facility"), with $3.2 million allocated to support a letter of credit, leaving remaining contractual availability of $23.7 million.

Covenant Compliance
As of June 30, 2014, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
____________________________________________________________________________________________________

tax year 2014. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, we believe that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance; however, such bond issuance is subject to additional state and local agency approvals and general market conditions at the time of the proposed issuance. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $32.8 million and $37.5 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of our restricted cash was $4.8 million as of June 30, 2014. The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2014 and December 31, 2013. The fair value of our CRDA deposits was $6.7 million and $4.6 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at June 30, 2014 and December 31, 2013.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013
____________________________________________________________________________________________________

The following table summarizes the fair value of the Company's Level 3 assets:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Balance at April 1,	$5,547	$29,101
Deposits	1,771	1,874
Included in earnings	(590)	(5,861)
Ending balance at June 30,	$6,728	$25,114

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Balance at January 1,	$4,613	$28,464
Deposits	3,518	3,698
Included in earnings	(1,144)	(6,883)
Settlements	(259)	(165)
Ending balance at June 30,	$6,728	$25,114

Balances Disclosed at Fair Value
The following tables present the fair value measurement information about our long-term debt:

	June 30, 2014
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Credit Facility	$33,100	$33,100	$33,100	Level 2
Incremental Term Loan	378,100	374,741	382,233	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,854	412,939	Level 1
Total long-term debt	$804,700	$793,695	$828,272

	December 31, 2013
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Credit Facility	$39,900	$39,900	$39,900	Level 2
Incremental Term Loan	380,000	376,234	381,900	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,126	425,472	Level 1
Total long-term debt	$813,400	$801,260	$847,272

The estimated fair value of our Credit Facility at June 30, 2014 and December 31, 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Credit Facility. The estimated fair value of our incremental term loan is based on a relative value analysis performed on or about June 30, 2014 and December 31, 2013. The estimated fair value of our senior secured notes is based on quoted market prices as of June 30, 2014 and December 31, 2013.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2014.

NOTE 8. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to "we," "our," "us" and the "Company," or similar terms, refer to Marina District Development Company, LLC ("MDDC") and Marina District Finance Company, Inc. ("MDFC").

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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. ("BAC"), a wholly owned subsidiary of Boyd Gaming Corporation ("Boyd"), and MAC, Corp. ("MAC"), a second tier, wholly owned subsidiary of MGM Resorts International (the successor-in-interest to MGM MIRAGE) ("MGM"). The joint venture operates pursuant to an operating agreement between BAC and MAC (the "Operating Agreement"), in which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company ("MDDHC").

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust"), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permits MGM to file an application for a statement of compliance, which, if approved, could permit MGM to reacquire its interest in MDDC. The deadline requiring MGM and the Divestiture Trust to sell the MGM Interest has been tolled to allow the NJCCC to complete a review of the application. BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin.party Digital Entertainment PLC ("bwin"), we offer a full suite of games, including poker, slots and table games, under the Borgata brand and have captured a 38.8% market share since our launch. We expect that we will face increased competition, both to our online gaming site and to our land-based operations, from internet lotteries, sweepstakes, and other internet wagering gaming services.

As part of our ongoing efforts to maintain our position as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of various maintenance capital projects. We intend to fund such capital expenditures through our Amended and Restated Credit Agreement (the "Credit Facility") with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as well as through operating cash flows.

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

We sponsor our own program to expand our brand awareness and leverage our strong loyalty card program, predicated on efforts to use marketing and promotional programs to retain existing customers, maintain trip frequency and acquire new customers. We offer our guests comprehensive, competitive and targeted marketing and promotion programs. The "My Borgata Rewards" program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access to account balances and other program information. In addition, we strive to differentiate our casino with high-quality guest service to further enhance overall brand and customer experience to position Borgata as the must visit property in Atlantic City. We maintain a database of customers enrolled in "My Borgata Rewards," which is used to support our marketing efforts.

We use several key performance measures to evaluate the operations of our business. These key performance measures include the following:

•	Gaming revenue measures:

◦
Slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are measures of volume and/or market share.

◦
Slot win and table game hold, which mean the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

•	Food and beverage revenue measures:

◦
Average guest check, which means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers"), which is a measure of volume; and the cost per guest served, which is a measure of operating margin.

•	Room revenue measures:

◦	Hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

We continue to be the leader in table games and slot market share in the Atlantic City market. Our land-based business achieved 26.7% of the table game drop and 23.1% of the slot handle market share for the six months ended June 30, 2014, which reflects the success of our focus on managing existing operations and reinvesting in our business to retain our position as the leading resort in the market.

RESULTS OF OPERATIONS
Summary of Operating Results
The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net revenues	$181,854	$172,877	$349,118	$338,521
Operating income	27,596	6,944	33,918	19,148
Net income (loss)	8,762	(12,957)	(1,902)	(20,992)

Net revenues
Net revenues increased $9.0 million, or 5.2%, during the three months ended June 30, 2014, compared to the same period in the prior year. Our real-money online gaming website, launched in the fourth quarter of 2013, contributed $6.7 million in revenues, and the revenue for our land-based operation increased $2.3 million. Land-based gaming revenues benefited from an increase in table game hold of 1.13 percentage points, compared to the same period in the prior year. Slot handle increased 1.1% and slot hold percentage increased 0.39 percentage points compared to the same period in the prior year.

Our net revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 increased by $10.6 million, or 3.1%. Our real-money online gaming website contributed $14.4 million in revenues, while the land-based operation experienced a revenue decline of $3.8 million due to increased local and regional competition and unusually severe winter weather experienced in the first quarter of 2014. Land-based table game drop decreased 3.0% but was offset by an increase in table game hold of 1.42 percentage points, compared to the same period in the prior year. Slot handle decreased 2.5%, while slot hold percentage increased 0.36 percentage points compared to the same period in the prior year. Borgata retains the position as the premiere destination in the Atlantic City market, despite the increased local and regional competition, and achieved 26.7% of the table game drop and 23.1% of the slot handle market share for the six months ended June 30, 2014. Additionally, we are the dominant leader in land-based poker win and achieved 54.3% of the market share for the six months ended June 30, 2014. We are also the leader in the New Jersey online gaming market with a 28.4% market share for the first half of 2014.

Operating income
Operating income increased $20.7 million during the three months ended June 30, 2014, as compared to the corresponding period of the prior year, primarily due to the impact of an $11.8 million adjustment of our year-to-date property tax expense resulting from the recent settlement with the City of Atlantic City and the flow-through effect of the increased revenues. In addition, on May 8, 2013, we entered into an agreement with the Casino Reinvestment Development Authority ("CRDA") that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which was included in impairments of assets on our condensed consolidated statements of operations during the three months ended June 30, 2013.

Operating income increased $14.8 million, or 77.1%, during the six months ended June 30, 2014, as compared to the corresponding period of the prior year, due to the $11.8 million impact of adjustment of our property-tax accrual and the inclusion in the prior year period of the $5.0 million impairment charge related to our CRDA accounts.

Net income (loss)
Net income for the three months ended June 30, 2014, was $8.8 million as compared to a net loss of $13.0 million during the comparable prior year period. The $21.7 million improvement was due to the increase in operating income as described above, combined with a $3.0 million decline in interest expense resulting from the impact on interest rates of refinancing activities completed in 2013.

Net loss for the six months ended June 30, 2014, was $1.9 million as compared to net loss of $21.0 million during the comparable prior year period. The reduction in the net loss was due to the operating income improvements and a $6.1 million decline in interest expense resulting from the impact on interest rates of refinancing activities completed in 2013.

Operating Revenues
Gaming revenues are significantly comprised of the win from our slot machine operations and from table game win. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 69% and 67% of gross revenues for the three months ended June 30, 2014 and 2013, respectively, and 70% and 67% of gross revenues for the six months ended June 30, 2014 and 2013, respectively. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 14% and 16% of gross revenues for the three months ended June 30, 2014 and 2013, respectively, and 14% and 16% of gross revenues for the six months ended June 30, 2014 and 2013, respectively. Room revenue produced approximately 12% and 13% of gross revenues for the three months ended June 30, 2014 and 2013, respectively, and 12% and 13% of gross revenues for the six months ended June 30, 2014 and 2013, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed approximately 5% or less of gross revenues during each of these periods.

The following table presents our gross revenues and expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
GROSS REVENUES
Gaming	$166,599	$149,381	$320,285	$295,060
Food and beverage	34,064	35,123	65,118	69,058
Room	29,602	28,475	55,171	55,149
Other	10,308	10,851	18,879	20,043
Gross revenues	240,573	223,830	459,453	439,310
Less promotional allowances	58,719	50,953	110,335	100,789
Net revenues	$181,854	$172,877	$349,118	$338,521

OPERATING COSTS AND EXPENSES
Gaming	$65,000	$60,617	$128,464	$121,762
Food and beverage	18,245	18,047	33,940	35,375
Room	3,693	3,450	6,477	6,447
Other	8,644	8,842	15,143	15,520
	$95,582	$90,956	$184,024	$179,104
MARGINS
Gaming	61.0%	59.4%	59.9%	58.7%
Food and beverage	46.4%	48.6%	47.9%	48.8%
Room	87.5%	87.9%	88.3%	88.3%
Other	16.1%	18.5%	19.8%	22.6%

Gaming
Gaming revenues increased $17.2 million, or 11.5%, during the three months ended June 30, 2014, as compared to the corresponding period of the prior year, primarily due to the addition of $9.1 million of revenues from our online gaming operation that was launched in November 2013. Gaming revenues for our land-based operation increased $8.1 million as compared to the prior year primarily due an increase in slot handle of 1.1%, a 113 basis point increase in table games hold percentage and a 39 basis point increase in slot hold percentage. These increases were partially offset by a 1.5% decline in table game drop.

Gaming revenues increased $25.2 million, or 8.5%, during the six months ended June 30, 2014, as compared to the corresponding period of the prior year, primarily due to the addition of $18.3 million of revenues from our online gaming operation that was launched in November 2013. Gaming revenues for the land-based property increased $6.9 million as compared to the prior year due to a 142 basis point increase in table games hold percentage and a 36 basis point increase in slot hold percentage, partially offset by declines in table game drop and slot handle of 3.0% and 2.5%, respectively.

Food and Beverage
Food and beverage revenues decreased by $1.1 million, or 3.0%, during the three months ended June 30, 2014, compared with the corresponding period of the prior year. The decrease was primarily due to a decrease in the number of guests served during the period.

Food and beverage revenues decreased by $3.9 million, or 5.7%, during the six months ended June 30, 2014, compared with the corresponding period of the prior year. The decrease was primarily due to a 3.1% decrease in the number of guests served reflecting the impact of severe winter weather on visitation to the property, while the average guest check declined 0.5%.

Room
During the three months ended June 30, 2014, we had 220,706 occupied rooms, with an average occupancy rate of 87.7% at an average daily rate of $131.97, compared to 215,568 occupied rooms, with an average occupancy rate of 85.6% at an average daily rate of $130.18 during the comparable period in the prior year, the effect of which resulted in a 4.0% increase in room revenues.

Room revenues for the six months ended June 30, 3014, were essentially even with the comparable prior year period. During the six months ended June 30, 2014, we had 417,270 occupied rooms, with an average occupancy rate of 83.3% at an average daily rate of $129.83, compared to 421,834 occupied rooms, with an average occupancy rate of 84.2% at an average daily rate of $128.65 during the comparable period in the prior year.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Selling, general and administrative	$28,555	$39,620	$69,957	$74,395
Maintenance and utilities	15,072	14,406	31,999	28,675
Depreciation and amortization	14,812	15,794	29,354	31,708
Impairments of assets	—	5,032	—	5,032
Other operating items, net	1	71	(403)	405
Preopening expenses	236	54	269	54

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 11.9% and 17.7% during the three months ended June 30, 2014 and 2013, respectively. Expenses decreased as a percentage of gross revenues due to the $11.8 million adjustment of our year-to-date property tax accrual in the current period. Excluding the impact of this adjustment, selling, general and administrative expenses would have been 16.8% of gross revenues.

Selling, general and administrative expenses, as a percentage of gross revenues, were 15.2% and 16.9% during the six months ended June 30, 2014 and 2013, respectively. Selling, general and administrative expenses decreased as a percentage of gross revenues as compared to the same period in the prior year due to the property tax adjustment in current year, the effect of which was partially offset by the additional marketing expenses incurred related to our online gaming operation.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 6.3% and 6.4% during the three months ended June 30, 2014 and 2013, respectively.

Maintenance and utilities expenses, as a percentage of gross revenues, were 7.0% and 6.5% during the six months ended June 30, 2014 and 2013, respectively. The increase in expenses was due primarily to increased utility costs during the first quarter of 2014 related to the severe winter weather
Depreciation and Amortization
Depreciation and amortization expense decreased $1.0 million during the three months ended June 30, 2014 compared to the same period in 2013 due to the full depreciation of certain assets since the prior year period.

Depreciation and amortization expense decreased $2.4 million during the six months ended June 30, 2014 compared to the same period in 2013 due to the full depreciation of certain assets since the prior year period.

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

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Interest expense, net	$17,828	$20,844	$35,518	$41,618
Average outstanding long-term debt	805,364	804,500	803,363	804,129
Weighted average interest rate	8.2%	10.4%	8.2%	10.4%

Interest expense decreased $3.0 million, or 14.5%, during the three months ended June 30, 2014, and decreased $6.1 million, or 14.7%, during the six months ended June 30, 2014, due to lower average long-term debt balances and a lower weighted average interest rate compared to the corresponding period in the prior year reflecting the impact of the refinancing activities completed in 2013.
State Income Taxes
The effective state income tax rate for the three months ended June 30, 2014 and 2013 was 10.3% and 6.8%, respectively. The effective state income tax rate for the six months ended June 30, 2014 and 2013 was (18.9)% and 6.6%, respectively. The difference in our effective tax rate and the New Jersey statutory tax rate of 9% is due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits. Such adjustments, which are unaffected by the level of income or loss from continuing operations, increase the statutory tax provision or reduce the statutory tax benefit on our pretax income or loss, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2013.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our Credit Facility. As of June 30, 2014 and December 31, 2013, we had balances of cash and cash equivalents of $32.8 million and $37.5 million, respectively. In addition, we had a working capital deficit of $15.1 million as of June 30, 2014 and $21.6 million as of December 31, 2013.

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

The indenture governing the 9.875% Senior Secured Notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing credit facility. At June 30, 2014, approximately $23.7 million of additional capacity was available under the Credit Facility.

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

The Credit Facility provides for a $60 million senior secured revolving credit facility (the "Revolving Credit Facility") which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events).

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.1% and 3.9% at June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, $33.1 million was outstanding under the Credit Facility, with $3.2 million allocated to support a letter of credit, leaving contractual availability of $23.7 million.

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

We believe we were in compliance with these covenants at June 30, 2014.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At June 30, 2014, the effective interest rate on the Incremental Term Loan was 6.8%.

Senior Secured Notes
Significant Terms
The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at June 30, 2014.

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At June 30, 2014, the effective interest rate on the 2018 Notes was 10.3%.

Cash Flows Summary

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$12,082	$25,931
Cash flows from investing activities:
Capital expenditures	(8,528)	(10,628)
Insurance proceeds for replacement assets	451	—
Net cash used in investing activities	(8,077)	(10,628)
Cash flows from financing activities:
Borrowings under bank credit facility	248,700	200,000
Payments under bank credit facility	(255,500)	(215,600)
Payments on term loan	(1,900)	—
Net cash used in financing activities	(8,700)	(15,600)
Decrease in cash and cash equivalents	$(4,695)	$(297)

Cash Flows from Operating Activities
During the six months ended June 30, 2014, our operating cash flows declined from a net cash inflow of $25.9 million during the prior year period to $12.1 million in the current year. Operating cash inflow decreased due to the impact on operations during the first quarter of the current year period of severe winter weather, the expenses incurred related to the online gaming business and the timing of refunds of previously paid property tax deposits to be received from the City of Atlantic City.

Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2014 and 2013 were $8.5 million and $10.6 million, respectively. Cash paid for capital expenditures during both periods related primarily to routine maintenance capital spending.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our Credit Facility. Depending on our cash flow needs, we borrow and repay amounts under our Credit Facility to manage our overall cash position.
During the six months ended June 30, 2014, we paid a net $6.8 million on our Credit Facility, compared to net payments of $15.6 million during the six months ended June 30, 2013.

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

Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2014:

		Remainder	Year Ending December 31,
(In thousands)	Total	of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations:
Bank credit facility	$33,100	$—	$—	$—	$—	$33,100	$—
Incremental term loan	378,100	1,900	3,800	3,800	3,800	364,800	—
9.875% senior secured notes due 2018	393,500	—	—	—	—	393,500	—
Fixed interest obligations (1)	160,289	19,429	38,858	38,858	38,858	24,286	—
Variable interest obligations (1)	108,110	13,426	26,661	26,404	26,148	15,471	—
Operating leases	345,420	3,340	6,393	6,234	6,101	6,101	317,251
Other commitments (2)	216,262	11,236	22,497	21,030	13,697	13,702	134,100
Total contractual obligations	$1,634,781	$49,331	$98,209	$96,326	$88,604	$850,960	$451,351

(1) Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at June 30, 2014. Estimated interest payments for variable-rate debt are based on rates at June 30, 2014.

(2)	Other commitments primarily include fixed utility commitments for energy, contributions related to the Atlantic City Alliance and entertainment retainers.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for tax year 2014. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, we believe that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance; however, such bond issuance is subject to additional state and local agency approvals and general market conditions at the time of the proposed issuance. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

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

Letter of Credit
We had a $3.2 million outstanding letter of credit as of June 30, 2014.

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

Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("Update 2014-09")
In May 2014, the FASB issued ASU 2014-09. Update 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The impact of the adoption of Update 2014-09 to the Company's consolidated financial position or results of operations is currently under evaluation.

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as "may," "will," "might," "expect," "believe," "anticipate," "outlook," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "should," "assume," and "continue," or the negative thereof or comparable terminology. Such forward-looking statements may include, but are not limited to, the following:

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

•	Our expectations, including our responsibility and control over day-to-day operations and the expected use of managerial resources;

•	The type of covenants that will be included in any future debt instruments;

•	Our ability to meet our projected operating and maintenance capital expenditures;

•	Our ability to pay dividends;

•	Our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	The impact of new accounting pronouncements on our condensed consolidated financial statements;

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

•	That margin improvements will remain a driver of profit growth for us going-forward;

•	That operating results for previous periods are not necessarily indicative of future performance;

•	Our expectations regarding our cost containment efforts;

•	That estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	Expectations, plans, beliefs, hopes or intentions regarding the future; and

•	Assumptions underlying any of the foregoing statements.
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

•
The risk that a final resolution of our appeals of certain property taxes for the period January 1, 2009 through June 30, 2014 could result in adjustment to our estimated property tax liability, which could adversely affect us;

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

•
The effects of federal, state and local laws affecting our business such as the regulation of smoking, the regulation of directors, officers, key employees and partners and regulations affecting business in general;

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2014 , our long-term variable-rate borrowings represented approximately 51.1% of total long-term debt. Based on June 30, 2014 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $4.1 million.

See also "Liquidity and Capital Resources".

Item 4.	Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

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

Internet gaming is also expected to bring additional opportunities and enhanced competition for casino revenues and customers. Following the legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin in November 2013. While our site has captured a 28.4% market share since its launch, we expect that we will face increased competition, both to our online gaming site and to our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and as such are sometimes accessible to domestic gamblers. We plan to continue to engage in internet gaming, but our competitors also plan to enter the internet gaming market, and we can make no guarantees that we will emerge as a successful provider of Internet gaming to the gaming public.

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

The global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition, as well as our access to capital, in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the recent global financial crisis had far-reaching adverse consequences across many industries, including the gaming industry. The crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have recovered and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in the worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility. If we were otherwise required to renegotiate or replace our Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

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

We have been forced to close due to hurricanes and other storms. Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. In August 2011, Borgata was closed for three days due to Hurricane Irene. Moreover, Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year.

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
The Atlantic City market was substantially impacted by the recent national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result, consumers continued to curb discretionary spending during the recession and recovery, which had an adverse effect on the Atlantic City market. While the overall U.S. economy has shown signs of recovery, we are unable to determine the sustainability or strength of any economic recovery or its impact on the Atlantic City market. Furthermore, the Atlantic City market may not fully recover from the recent years' decline and decline further. A slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect the Atlantic City market and our results of operations and financial condition.

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
In connection with our collective bargaining agreement with the culinary and hotel workers' union, Local 54/UNITE HERE, we participate in the UNITE HERE National Retirement Fund pension plan (the "Fund"). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the "PPA"). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the "Rehabilitation Plan") with the goal of enabling the Fund to emerge from critical status by January 1, 2023.

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

A final resolution of our appeals of certain property taxes for the period January 1, 2009 through June 30, 2014 could result in adjustment to our estimated property tax liability, which could adversely affect us.
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $9.0 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for tax year 2014. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, we believe that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance; however, such bond issuance is subject to additional state and local agency approvals and general market conditions at the time of the proposed issuance. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

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
Although we have "all risk" property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50 million, and coverage up to $200 million. In addition, we are self-insured up to $0.2 million with respect for each general liability claim and $0.2 million for each non-union employee medical claim. We accrued $11.6 million and $9.1 million for such claims at December 31, 2013 and December 31, 2012, respectively, and incurred expenses for such insurance claims of approximately $19.8 million, $18.5 million, and $18.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area. According to the FEMA statistics, this area has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Over a 30-year period, the risk of a 100-year flood in a special flood hazard area is 26%. We currently maintain $200 million of flood insurance coverage.

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

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had "delay-in-completion" insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible). During the year ended December 31, 2012, we recognized a $7.7 million gain consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred at The Water Club in 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene.

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
We are subject to land use regulations and future development is subject to possible restrictions. Future development may also be subject to coastal land use requirements in accordance with the Coastal Area Facility Review Act. We are also subject to certain environmental requirements. The property is constructed on the site of a former municipal landfill. Other historical operations at the site include a former incinerator, a dredge spoils area, facilities operated by the Atlantic City Department of Public Works (garage and maintenance shop, traffic signal building, police repair/body shop and tow lot) and a parking lot. The landfill was capped and the property remediated, resulting in the issuance of a conditional soils only no further action letter on December 3, 2009 by the New Jersey Department of Environmental Protection (the "NJDEP"). The property is subject to institutional controls including a Ground Water Classification Exception Area and Deed Notices that impose certain restrictions on the property. The property is also subject to engineering controls to maintain the landfill cap and operate storm water controls and a landfill gas venting, monitoring and alarm system. Biennial reports are required to certify that the institutional and engineering controls continue to be protective. If changes in future ground water data no longer support the NJDEP soils no further action conclusion, additional soil remediation and excavation could be required. The facility also generates limited amounts of common hazardous wastes that are subject to proper disposal requirements.

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
A Gaming Authority may require that a holder of our senior secured notes be licensed, qualified or found suitable, or comply with any other requirement under applicable New Jersey gaming laws, rules, regulations and supervisory procedures to which we are subject (collectively, the "Gaming Laws"). Pursuant to the terms of the indenture governing the senior secured notes, holders of the notes agreed to comply with all Gaming Law requirements, including, if applicable, to apply for a license, qualification or a finding of suitability, within the required time period, as provided by the applicable Gaming Authority. We will not be responsible for any costs or expenses such holder may incur in connection with such holder's application for a license, qualification or a finding of suitability, or compliance with any other requirement of a Gaming Authority.

Under the Casino Control Act, a casino licensee must demonstrate by clear and convincing evidence the good character, honesty and integrity of all financial backers, including holders of the notes, which bear any relation to a casino project who hold 25% or more of such financial instruments or evidences of indebtedness; provided, however, in circumstances of default, any person holding 10% of such financial instruments or evidences of indebtedness shall be required to establish and maintain such qualification; and further provided, that the applicable Gaming Authority may in its discretion require qualification in any event at a lower threshold. Banking and other licensed lending institutions that make a loan or hold a mortgage or other lien acquired in the ordinary course of business are generally exempt from New Jersey's licensure and qualification requirement. The Gaming Laws also contain provisions that permit waiver if the holder of securities is an "institutional investor" as defined under the Gaming Laws and certain other conditions are met.

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
In addition to limitations under the inter-creditor agreement, bankruptcy law could prevent the collateral agent from repossessing and disposing of, or otherwise exercising remedies in respect of, the collateral upon the occurrence of an event of default if a bankruptcy proceeding were to be commenced by or against us or the guarantors prior to the collateral agent having repossessed and disposed of, or otherwise exercised remedies in respect of, the collateral. Under the U.S. bankruptcy code, a secured creditor such as the collateral agent is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the bankruptcy code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instrument; provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to the circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral. The court may find "adequate protection" if the debtor pays cash or grants additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to the senior secured notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent could repossess or dispose of the collateral or whether or to what extent holders would be compensated for any delay in payment or loss of value of the collateral through the requirement of "adequate protection."

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

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
10.1	Amended and Restated Settlement Agreement effective as of June 5, 2014, by and between Marina District Development Co., LLC, and the City of Atlantic City	Filed electronically herewith

31.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on August 13, 2014.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer