Form 10-Q
period 2014-09-30
Marina District Finance Company, Inc.
filed 2014-11-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

PART I. Financial Information

Item 1.	Financial Statements
MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30,	December 31,
(Unaudited)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$26,891	$37,527
Restricted cash	5,821	—
Accounts receivable, net	36,055	33,328
Inventories	4,332	4,184
Prepaid expenses and other current assets	22,793	7,613
Income taxes receivable	9	1,037
Deferred income taxes	2,454	2,488
Total current assets	98,355	86,177
Property and equipment, net	1,180,777	1,212,934
Debt financing costs, net	9,537	11,347
Other assets, net	13,547	10,361
Total assets	$1,302,216	$1,320,819
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$3,800
Accounts payable	3,149	5,924
Other current tax liabilities	3,597	—
Accrued liabilities	96,309	98,095
Total current liabilities	106,855	107,819
Long-term debt, net of current maturities	762,327	797,460
Deferred income taxes	9,202	7,049
Other long-term tax liabilities	9,639	12,470
Other liabilities	4,950	7,853
Commitments and contingencies (Note 6)
Member equity	409,243	388,168
Total liabilities and member equity	$1,302,216	$1,320,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
REVENUES
Operating revenues
Gaming	$187,556	$176,982	$507,841	$472,042
Food and beverage	39,714	39,153	104,832	108,211
Room	35,624	33,981	90,795	89,130
Other	13,054	13,294	31,933	33,337
Gross revenues	275,948	263,410	735,401	702,720
Less promotional allowances	66,002	63,359	176,337	164,148
Net revenues	209,946	200,051	559,064	538,572
COSTS AND EXPENSES
Operating costs and expenses
Gaming	71,023	66,382	199,487	188,144
Food and beverage	19,723	19,100	53,663	54,475
Room	4,297	3,720	10,774	10,167
Other	10,939	11,370	26,082	26,890
Selling, general and administrative	31,973	36,832	101,930	111,227
Maintenance and utilities	15,069	16,008	47,068	44,683
Depreciation and amortization	14,819	14,565	44,173	46,273
Impairments of assets	—	—	—	5,032
Other operating items, net	(1,334)	2,947	(1,737)	3,352
Preopening expenses	—	415	269	469
Total operating costs and expenses	166,509	171,339	481,709	490,712
Operating income	43,437	28,712	77,355	47,860
Other expense
Interest expense, net	17,809	20,281	53,327	61,899
Loss on early extinguishments of debt	—	2,536	—	2,536
Total other expense	17,809	22,817	53,327	64,435
Income (loss) before state income taxes	25,628	5,895	24,028	(16,575)
State income tax benefit (expense)	(2,651)	(715)	(2,953)	763
Net income (loss)	$22,977	$5,180	$21,075	$(15,812)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY

(In thousands)	Capital Contributions	Accumulated Deficit	Total Member Equity
(Unaudited)
Balances, January 1, 2014	$446,700	$(58,532)	$388,168
Net income	—	21,075	21,075
Balances, September 30, 2014	$446,700	$(37,457)	$409,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	September 30,
(Unaudited)	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$21,075	$(15,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,173	46,273
Gain from insurance subrogation settlement	(2,197)	—
Amortization of debt financing costs	1,950	1,067
Amortization of discounts on long-term debt	1,717	2,969
Deferred income taxes	2,187	(1,455)
Provision for doubtful accounts	1,780	2,174
Noncash asset write-downs	—	5,236
Loss on early extinguishments of debt	—	2,536
Other operating activities	374	—
Changes in operating assets and liabilities:
Restricted cash	(5,821)	—
Accounts receivable, net	(4,507)	5,735
Inventories	(148)	(109)
Prepaid expenses and other current assets	(15,550)	(3,220)
Other current tax liabilities	3,597	—
Income taxes receivable/payable	1,028	(1,695)
Other assets, net	(3,460)	18,196
Accounts payable and accrued liabilities	(4,619)	3,098
Other long-term tax liabilities	(2,831)	692
Other liabilities	(2,903)	(822)
Net cash provided by operating activities	35,845	64,863
Cash Flows from Investing Activities
Capital expenditures	(11,623)	(16,398)
Insurance proceeds for replacement assets	2,197	—
Net cash used in investing activities	(9,426)	(16,398)
Cash Flows from Financing Activities
Borrowings under bank credit facility	410,900	297,100
Payments under bank credit facility	(444,900)	(300,800)
Payments to repurchase senior secured notes	—	(40,994)
Payments on term loan	(2,850)	—
Debt financing costs	(205)	(2,546)
Net cash used in financing activities	(37,055)	(47,240)
Increase (decrease) in cash and cash equivalents	(10,636)	1,225
Cash and cash equivalents, beginning of period	37,527	34,125
Cash and cash equivalents, end of period	$26,891	$35,350

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$60,177	$59,876
Cash paid (received) for income taxes	(1,029)	1,695
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$58	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
______________________________________________________________________________________________________

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust"), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amended agreement provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On April 24, 2013, MGM submitted its application, and on September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date.

There was no resulting direct impact on our consolidated financial statements from these events.

Basis of Presentation
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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2014.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash
Restricted cash consists primarily of advance payments related to amounts restricted by regulation for online gaming purposes. These restricted cash balances are held by high credit quality financial institutions. The carrying value of these instruments approximates their fair value due to their short maturities.

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

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments, and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investments to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly, if necessary, when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $8.0 million and $4.6 million as of September 30, 2014 and December 31, 2013, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned pursuant to our loyalty programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for restricted free play slot machine credits and complimentary goods and services. We record the estimated retail value of these goods and services as revenue and then record a corresponding deduction as promotional allowances.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

The amounts included in promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Rooms	$20,145	$20,342	$54,480	$54,735
Food and beverage	14,717	14,608	38,956	39,341
Other	31,140	28,409	82,901	70,072
Total promotional allowances	$66,002	$63,359	$176,337	$164,148

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Rooms	$5,631	$5,571	$16,330	$16,291
Food and beverage	11,315	11,012	30,586	29,947
Other	3,651	3,465	8,831	8,390
Total cost of promotional allowances	$20,597	$20,048	$55,747	$54,628

Gaming Taxes
In New Jersey, we are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $14.3 million and $12.9 million during the three months ended September 30, 2014 and 2013, respectively, and $39.2 million and $34.7 million during the nine months ended September 30, 2014 and 2013, respectively.

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

The amounts due to these members are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes receivable is presented below:

	September 30,	December 31,
(In thousands)	2014	2013
Amounts payable to members of MDDHC	$—	$—
Amounts receivable - State	(9)	(1,037)
Income taxes payable (receivable), net	$(9)	$(1,037)

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

Recently Issued Accounting Pronouncements
Accounting Standards Update 2014-15 Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("Update 2014-15")
In August 2014, the FASB issued Update 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. The impact of the adoption of Update 2014-15 is currently under evaluation.

Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) ("Update 2014-09")
In May 2014, the FASB issued Update 2014-09. Update 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The impact of the adoption of Update 2014-09 to the Company's consolidated financial position or results of operations is currently under evaluation.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Land	$87,301	$87,301
Buildings and improvements	1,420,281	1,416,432
Furniture and equipment	322,943	314,610
Construction in progress	3,772	5,533
Total property and equipment	1,834,297	1,823,876
Less accumulated depreciation	653,520	610,942
Property and equipment, net	$1,180,777	$1,212,934
Depreciation expense was $14.7 million and $14.3 million during the three months ended September 30, 2014 and 2013, respectively, and $43.8 million and $45.6 million during the nine months ended September 30, 2014 and 2013, respectively.
Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Accrued payroll and related	$23,331	$20,736
Accrued interest	5,323	15,840
Accrued gaming liabilities	23,119	20,714
Player loyalty program liabilities	5,625	4,320
Accrued expenses and other liabilities	38,911	36,485
Total accrued liabilities	$96,309	$98,095

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT, NET
Long-term debt, net of current maturities consists of the following:

	September 30, 2014
(In thousands)	Interest Rates at Sept. 30, 2014	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	4.12%	$5,900	$—	$—	$5,900
Incremental Term Loan	6.75%	377,150	(3,155)	—	373,995
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,572)	(5,696)	386,232
		776,550	(4,727)	(5,696)	766,127
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$772,750	$(4,727)	$(5,696)	$762,327

	December 31, 2013
(In thousands)	Interest Rates at Dec. 31, 2013	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	3.86%	$39,900	$—	$—	$39,900
Incremental Term Loan	6.75%	380,000	(3,766)	—	376,234
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
		813,400	(5,577)	(6,563)	801,260
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$809,600	$(5,577)	$(6,563)	$797,460

At September 30, 2014, $5.9 million was outstanding under the revolving credit facility (the “Revolving Credit Facility”) component of the MDFC Amended and Restated Credit Agreement (the "Credit Facility"), with $3.2 million allocated to support a letter of credit, leaving remaining contractual availability of $50.9 million.

Subsequent to the end of third quarter 2014, the contractual availability under the Revolving Credit Facility was increased by $10 million under the provisions of an accordion feature of the Credit Facility which permits, among other things, an increase in the Revolving Credit Facility in an amount not to exceed $15 million.

Covenant Compliance
As of September 30, 2014, we believe that we were in compliance with the financial and other covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $11.2 million, respectively. We can provide no assurances that

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for tax year 2014. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, we believe that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

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

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $26.9 million and $37.5 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of our restricted cash was $5.8 million as of September 30, 2014. The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at September 30, 2014 and December 31, 2013. The fair value of our CRDA deposits was $8.0 million and $4.6 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at September 30, 2014 and December 31, 2013.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

The following table summarizes the fair value of the Company's Level 3 assets:

	Three Months Ended
	September 30,
(In thousands)	2014	2013
Balance at July 1,	$6,728	$25,114
Deposits	1,964	1,738
Included in earnings	(655)	(581)
Settlements	—	(22,545)
Ending balance at September 30,	$8,037	$3,726

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Balance at January 1,	$4,613	$28,464
Deposits	5,482	5,145
Included in earnings	(1,799)	(7,338)
Settlements	(259)	(22,545)
Ending balance at September 30,	$8,037	$3,726

Balances Disclosed at Fair Value
The following tables present the fair value measurement information about our long-term debt:

	September 30, 2014
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Revolving Credit Facility	$5,900	$5,900	$5,900	Level 2
Incremental Term Loan	377,150	373,995	376,396	Level 2
9.875% Senior Secured Notes due 2018	393,500	386,232	413,175	Level 1
Total debt	$776,550	$766,127	$795,471

	December 31, 2013
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Revolving Credit Facility	$39,900	$39,900	$39,900	Level 2
Incremental Term Loan	380,000	376,234	381,900	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,126	425,472	Level 1
Total debt	$813,400	$801,260	$847,272

The estimated fair value of our Revolving Credit Facility at September 30, 2014 and December 31, 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Revolving Credit Facility. The estimated fair value of our incremental term loan is based on a relative value analysis performed on or about September 30, 2014 and December 31, 2013. The estimated fair value of our senior secured notes is based on quoted market prices as of September 30, 2014 and December 31, 2013.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the nine months ended September 30, 2014.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013
____________________________________________________________________________________________________

NOTE 8. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after September 30, 2014. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations, except as previously noted in Note 5, Long-Term Debt, Net.

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust"), for sale to a third-party in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). MGM subsequently announced that it had entered into an amended settlement agreement with the NJDGE, as approved by the New Jersey Casino Control Commission ("NJCCC"). The amendment provided that until March 24, 2013, MGM had the right to direct the Divestiture Trust to sell the MGM Interest. If a sale was not concluded by that time, the Divestiture Trust was to be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014. Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the Stipulation of Settlement and Trust Agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On April 24, 2013, MGM submitted its application, and on September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date.

There was no resulting direct impact on our consolidated financial statements from these events.

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin.party Digital Entertainment PLC ("bwin"), we offer a full suite of games, including poker, slots and table games, under the Borgata brand and have captured a 37.0% market share since our launch based on the percentage of gaming revenues reported by online gaming sites operating in the state. We expect that we will face increased competition, both to our online gaming site and to our land-based operations, from internet lotteries, sweepstakes, and other internet wagering gaming services.

As part of our ongoing efforts to maintain our position as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2014 are expected to be approximately $25.0 million and are primarily comprised of various maintenance capital projects. We intend to fund such capital expenditures through the revolving credit facility (the "Revolving Credit Facility") component of our Amended and Restated Credit Agreement (the "Credit Facility") with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as well as through operating cash flows.

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

We continue to be the leader in table games and slot market share in the Atlantic City market. Our land-based business achieved 27.7% of the table game drop and 23.3% of the slot handle market share for the nine months ended September 30, 2014, which reflects the success of our focus on managing existing operations and reinvesting in our business to retain our position as the leading resort in the market.

RESULTS OF OPERATIONS
Summary of Operating Results
The following provides a summary of certain key operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net revenues	$209,946	$200,051	$559,064	$538,572
Operating income	43,437	28,712	77,355	47,860
Net income (loss)	22,977	5,180	21,075	(15,812)

Net revenues
Net revenues increased $9.9 million, or 4.9%, during the three months ended September 30, 2014, compared to the same period in the prior year. Our real-money online gaming website, launched in the fourth quarter of 2013, contributed $6.1 million in revenues, and the revenue for our land-based operation increased $3.7 million. Land-based gaming revenues remained relatively stable when compared to the corresponding period of the prior year, while room revenue increased $1.6 million due to an increase in occupancy and average daily rate, and food and beverage revenues increased by $0.6 million related to an increase in average guest check during the period.

Our net revenues for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 increased by $20.5 million, or 3.8%. Our real-money online gaming website contributed $20.6 million in revenues, while the land-based operation revenue remained consistent with prior year levels. Land-based table game revenue increased 4.5% from prior year due to an increase in table game hold of 0.83 percentage points, offset by a table game drop decrease of 1.5%. Land-based slot revenue increased 1.7% compared to the same period in the prior year related to an increase in slot hold of 0.33 percentage points, offset by a slot handle decrease of 1.7%. The land-based increases were offset by a 4.0% increase in promotional allowances when compared to the corresponding period of the prior year.

Borgata retains the position as the premiere destination in the Atlantic City market and achieved 27.7% of the table game drop and 23.3% of the slot handle market share for the nine months ended September 30, 2014. Additionally, we are the dominant leader in land-based poker win and achieved 54.5% of the market share for the nine months ended September 30, 2014. We are also the leader in the New Jersey online gaming market with a 27.4% market share for the first nine months of 2014 based on the percentage of gaming revenues reported by online gaming sites operating in the state.

Operating income
Operating income increased $14.7 million and 51.3% during the three months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily due to a $8.1 million reduction in property tax expense reflecting the impact of the settlement agreement entered into with the City of Atlantic City during second quarter 2014, the inclusion in the current year quarter of a $1.7 million gain for the subrogation of insurance claims related to the fire the occurred during construction of the Water Club and the flow through effect of the increase in revenues.

Operating income increased $29.5 million, or 61.6%, during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily due to the impact of a $20.0 million reduction of our year-to-date property tax expense resulting from the settlement with the City of Atlantic City, the inclusion in the prior year of a $2.1 million charge for an ALAE adjustment related to our self-insurance programs and the flow-through effect of the increased revenues. In addition, on May 8, 2013, we entered into an agreement with the Casino Reinvestment Development Authority ("CRDA") that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million, which was included in impairments of assets on our condensed consolidated statements of operations during the second quarter of 2013.

Net income (loss)
Net income for the three months ended September 30, 2014, was $23.0 million as compared to net income of $5.2 million during the comparable prior year period. The $17.8 million improvement was due to the increase in operating income as described above, combined with a $2.5 million decline in interest expense resulting from the impact on interest rates of refinancing activities completed in 2013.

Net income for the nine months ended September 30, 2014, was $21.1 million as compared to net loss of $15.8 million during the comparable prior year period. The increase in current year net income was due to increased revenues, operating income improvements and an $8.6 million decline in interest expense resulting from the impact on interest rates of refinancing activities completed in 2013.

Operating Revenues
Gaming revenues are significantly comprised of the win from our slot machine operations, table game win and win from online gaming. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 68% and 67% of gross revenues for the three months ended September 30, 2014 and 2013, respectively, and 69% and 67% of gross revenues for the nine months ended September 30, 2014 and 2013, respectively. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 14% and 15% of gross revenues for the three months ended September 30, 2014 and 2013, respectively, and 14% and 15% of gross revenues for the nine months ended September 30, 2014 and 2013, respectively. Room revenue produced approximately 13% of gross revenues for each of the three months ended September 30, 2014 and 2013, and 12% and 13% of gross revenues for the nine months ended September 30, 2014 and 2013, respectively. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed approximately 5% or less of gross revenues during each of these periods.

The following table presents our gross revenues and expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
GROSS REVENUES
Gaming	$187,556	$176,982	$507,841	$472,042
Food and beverage	39,714	39,153	104,832	108,211
Room	35,624	33,981	90,795	89,130
Other	13,054	13,294	31,933	33,337
Gross revenues	275,948	263,410	735,401	702,720
Less promotional allowances	66,002	63,359	176,337	164,148
Net revenues	$209,946	$200,051	$559,064	$538,572

OPERATING COSTS AND EXPENSES
Gaming	$71,023	$66,382	$199,487	$188,144
Food and beverage	19,723	19,100	53,663	54,475
Room	4,297	3,720	10,774	10,167
Other	10,939	11,370	26,082	26,890
	$105,982	$100,572	$290,006	$279,676
MARGINS
Gaming	62.1%	62.5%	60.7%	60.1%
Food and beverage	50.3%	51.2%	48.8%	49.7%
Room	87.9%	89.1%	88.1%	88.6%
Other	16.2%	14.5%	18.3%	19.3%

Gaming
Gross gaming revenues increased $10.6 million, or 6.0%, during the three months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily due to the addition of $7.9 million of gross revenues from our online gaming operation that was launched in November 2013. Gross gaming revenues for our land-based operation increased $2.7 million as compared to the prior year primarily due to a 270 basis point increase in slot hold percentage and a 1.0% increase in table games drop. These increases were partially offset by a 0.4% decline in slot handle.

Gross gaming revenues increased $35.8 million, or 7.6%, during the nine months ended September 30, 2014, as compared to the corresponding period of the prior year, primarily due to the addition of $26.2 million of gross revenues from our online gaming operation that was launched in November 2013. Gross gaming revenues for our land-based operation increased $9.6 million as compared to the prior year due to a 326 basis point increase in slot hold percentage and a 832 basis point increase in table game hold percentage, partially offset by declines in slot handle and table game drop of 1.7% and 1.5%, respectively.

Food and Beverage
Gross food and beverage revenues increased by $0.6 million, or 1.4%, during the three months ended September 30, 2014, compared with the corresponding period of the prior year. The increase was primarily due to an increase in the average guest check during the period.

Gross food and beverage revenues decreased by $3.4 million, or 3.1%, during the nine months ended September 30, 2014, compared with the corresponding period of the prior year. The decrease was primarily due to a 1.9% decrease in the number of guests served reflecting the impact of severe winter weather on visitation to the property, while the average guest check increased only 0.6%.

Room
During the three months ended September 30, 2014, we had 244,721 occupied rooms, with an average occupancy rate of 96.1% at an average daily rate of $142.98, compared to 242,718 occupied rooms, with an average occupancy rate of 95.3% at an average daily rate of $137.68 during the comparable period in the prior year, the effect of which resulted in a 4.8% increase in gross room revenues.

Gross room revenues for the nine months ended September 30, 2014, increased 1.9% with the comparable prior year period. During the nine months ended September 30, 2014, we had 661,991 occupied rooms, with an average occupancy rate of 87.6% at an average daily rate of $134.69, compared to 664,552 occupied rooms, with an average occupancy rate of 88.0% at an average daily rate of $131.95 during the comparable period in the prior year.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Selling, general and administrative	$31,973	$36,832	$101,930	$111,227
Maintenance and utilities	15,069	16,008	47,068	44,683
Depreciation and amortization	14,819	14,565	44,173	46,273
Impairments of assets	—	—	—	5,032
Other operating items, net	(1,334)	2,947	(1,737)	3,352
Preopening expenses	—	415	269	469

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 11.6% and 14.0% during the three months ended September 30, 2014 and 2013, respectively. Expenses decreased as a percentage of gross revenues primarily due to the decrease in property tax expense as a result of the settlement agreement with the City of Atlantic City.

Selling, general and administrative expenses, as a percentage of gross revenues, were 13.9% and 15.8% during the nine months ended September 30, 2014 and 2013, respectively. Selling, general and administrative expenses decreased as a percentage of gross revenues as compared to the same period in the prior year due to the $13.5 million adjustment of our year-to-date property tax accrual in the current year, the effect of which was partially offset by the additional marketing expenses incurred related to our online gaming operation.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.5% and 6.1% during the three months ended September 30, 2014 and 2013, respectively.

Maintenance and utilities expenses, as a percentage of gross revenues, were 6.4% during each of the nine months ended September 30, 2014 and 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million during the three months ended September 30, 2014 compared to the same period in 2013.

Depreciation and amortization expense decreased $2.1 million during the nine months ended September 30, 2014 compared to the same period in 2013 due to the full depreciation of certain assets since the prior year period.

Impairments of assets
On May 8, 2013, we entered into an agreement with the CRDA that included a 50% donation and a 50% refund of $45.1 million of our available deposits. As a result, the carrying values of our CRDA-related accounts were reviewed and adjusted to their net realizable values resulting in a charge of $5.0 million in the second quarter of 2013.

Other Operating Items, net
Other operating items, net, generally includes unusual, nonrecurring charges and credits. The amount of the net credit in the three and nine months ended September 30, 2014 included recoveries resulting from the receipt of insurance proceeds related to the fire that occurred during the construction of The Water Club in 2007 of $1.7 million and $2.2 million, respectively. The net charge reported for the three and nine months ended September 30, 2013 was primarily due to a $2.1 million accrual of additional allocated loss adjustment expense ("ALAE") related to our self-insurance programs.

Preopening Expenses
We expense certain costs of start-up activities as incurred.

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Interest expense, net	$17,809	$20,281	$53,327	$61,899
Average outstanding long-term debt	794,197	786,675	800,274	797,970
Weighted average interest rate	8.3%	10.3%	8.3%	10.3%

Interest expense decreased $2.5 million, or 12.2%, during the three months ended September 30, 2014, and decreased $8.6 million, or 13.8%, during the nine months ended September 30, 2014, due to lower average long-term debt balances and a lower weighted average interest rate compared to the corresponding period in the prior year reflecting the impact of the refinancing activities completed in 2013.
State Income Taxes
The effective state income tax rate for the three months ended September 30, 2014 and 2013 was 10.3% and 12.1%, respectively. The effective state income tax rate for the nine months ended September 30, 2014 and 2013 was 12.3% and 4.6%, respectively. The difference in our effective tax rate and the New Jersey statutory tax rate of 9% is due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits. Such adjustments, which are unaffected by the level of income or loss from continuing operations, increase the statutory tax provision or reduce the statutory tax benefit on our pretax income or loss, respectively. The fluctuation in our effective tax rate for the three and nine months ended September 30, 2014 and 2013 is due to the level of pretax income relative to our permanent tax adjustments and the shift between income and loss during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2013.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our Revolving Credit Facility. As of September 30, 2014 and December 31, 2013, we had balances of cash and cash equivalents of $26.9 million and $37.5 million, respectively. In addition, we had a working capital deficit of $8.5 million as of September 30, 2014 and $21.6 million as of December 31, 2013.

Our Revolving Credit Facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our Revolving Credit Facility, as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our Revolving Credit Facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants. Subsequent to the end of third quarter 2014, the contractual availability under the Revolving Credit Facility was increased by $10 million under the provisions of an accordion feature of the Credit Facility which permits, among other things, an increase in the Revolving Credit Facility in an amount not to exceed $15 million.

The indenture governing the 9.875% Senior Secured Notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing Credit Facility. At September 30, 2014, approximately $50.9 million of additional capacity was available under the Revolving Credit Facility.

If availability does not exist under our Revolving Credit Facility, or we are not otherwise able to draw funds on our Credit Facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

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

The Credit Facility includes an accordion feature, which permits: (a) an increase in the Revolving Credit Facility in an amount not to exceed $15 million and (b) the issuance of senior secured term loans to refinance the 2018 Notes outstanding pursuant to the Indenture, in each case, subject to the satisfaction of certain conditions. Subsequent to the end of third quarter 2014 we exercised this feature and were granted a $10 million increase in our Revolving Credit Facility.

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.1% and 3.9% at September 30, 2014, and December 31, 2013, respectively. At September 30, 2014, $5.9 million was outstanding under the Credit Facility, with $3.2 million allocated to support a letter of credit, leaving contractual availability of $50.9 million.

None of BAC, its parent, its affiliates, or MGM are guarantors of our Credit Facility, as amended.

The Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA requirement (as defined in the Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to pay dividends.

We believe we were in compliance with these covenants at September 30, 2014.

Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joinder Agreement (the "Incremental Term Loan"), among MDDC, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The Incremental Term Loan increased the term commitments under the Credit Facility by an aggregate amount of $380 million. The Incremental Term Loan was fully funded on December 16, 2013, and proceeds were used to repay MDFC’s outstanding 2015 Notes.
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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At September 30, 2014, the effective interest rate on the Incremental Term Loan was 6.8%.

Senior Secured Notes
Significant Terms
The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at September 30, 2014.

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At September 30, 2014, the effective interest rate on the 2018 Notes was 10.3%.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$35,845	$64,863
Cash flows from investing activities:
Capital expenditures	(11,623)	(16,398)
Insurance proceeds for replacement assets	2,197	—
Net cash used in investing activities	(9,426)	(16,398)
Cash flows from financing activities:
Borrowings under bank credit facility	410,900	297,100
Payments under bank credit facility	(444,900)	(300,800)
Payments to repurchase senior secured notes	—	(40,994)
Payments on term loan	(2,850)	—
Debt financing costs	(205)	(2,546)
Net cash used in financing activities	(37,055)	(47,240)
Increase (decrease) in cash and cash equivalents	$(10,636)	$1,225

Cash Flows from Operating Activities
During the nine months ended September 30, 2014, our operating cash flows declined from a net cash inflow of $64.9 million during the prior year period to $35.8 million in the current year. Operating cash inflow decreased due to the inclusion in the prior year period of $22.5 million from the 50% refund of our CRDA deposits, the impact on operations during the first quarter of the current year period of severe winter weather, the expenses incurred related to the online gaming business and the timing of refunds of previously paid property tax deposits to be received from the City of Atlantic City.

Cash Flows from Investing Activities
Capital expenditures during the nine months ended September 30, 2014 and 2013 were $11.6 million and $16.4 million, respectively. Cash paid for capital expenditures during both periods related primarily to routine maintenance capital spending.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our Credit Facility. Depending on our cash flow needs, we borrow and repay amounts under our Revolving Credit Facility to manage our overall cash position.
During the nine months ended September 30, 2014, we paid a net $34.0 million on our Credit Facility, compared to net payments of $3.7 million during the nine months ended September 30, 2013.

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

Commitments
There have been no material changes to our commitments described under Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, as filed with the SEC on August 13, 2014.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $48.0 million and $11.2 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as an estimated tax credit of $17.85 million for tax year 2014. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, we believe that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or, if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

Off Balance Sheet Arrangements
Our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014, consist of the following:

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

Letter of Credit
We had a $3.2 million outstanding letter of credit as of September 30, 2014.

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

Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies-Recently Issued Accounting Pronouncements, in the notes to the consolidated financial statements (unaudited).

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

•
Significant disruptions in the global capital markets, such as the disruptions in recent years, have in the past, and may in the future adversely impact the ability of borrowers, including our company, to access capital;

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

•	That margin improvements will remain a driver of profit growth for us going forward;

•	That operating results for previous periods are not necessarily indicative of future performance;

•	Our expectations regarding our cost containment efforts;

•	That estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	Expectations, plans, beliefs, hopes or intentions regarding the future; and

•	Assumptions underlying any of the foregoing statements.
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

•	The risk that our capital improvement projects may not be completed, if at all, on time or within established budgets, or that any project will result in increased earnings to us;

•	Our ability to obtain capital commitments to fund our capital improvement projects on terms favorable to us, if at all;

•	The risks relating to compliance with extensive environmental regulation, which create uncertainty regarding future environmental expenditures and liabilities;

•	The risk of interruptions to our rights in the land MDDC leases under long-term leases for our expansions and parking spaces;

•	Financial community and rating agency perceptions of us, and the effect of economic, credit and capital market conditions on the economy and the gaming and hotel industry;

•
The risk inherent by virtue of our ownership by Boyd (through its ownership of BAC) and MGM, and the possibility that their interests as equity holders may compete or otherwise may conflict with our interests or the interests of a holder of the notes as a creditor;

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

•
The risk that we will need to refinance all or a portion of our indebtedness at or before maturity, but that we may however be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms may not be favorable to us;

•
The effect of the expansion of legalized gaming in the United States, particularly in the mid-Atlantic region and on Native American tribal lands, as well as the potential proliferation of legalized internet gaming; and

•	Our expected liabilities under the multiemployer pensions inf which we participate.

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of September 30, 2014, our long-term variable-rate borrowings represented approximately 49.3% of total long-term debt. Based on September 30, 2014 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $3.8 million.

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

Internet gaming is also expected to bring additional opportunities and enhanced competition for casino revenues and customers. Following the legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin in November 2013. While our site has captured a 37.0% market share since its launch, we expect that we will face increased competition, both to our online gaming site and to our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and as such are sometimes accessible to domestic gamblers. We plan to continue to engage in internet gaming, but our competitors also plan to enter the internet gaming market, and we can make no guarantees that we will emerge as a successful provider of Internet gaming to the gaming public.

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

We are not able to predict the duration or strength of the economic recovery or the resulting impact on the solvency or liquidity of our lenders. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility. If we were otherwise required to renegotiate or replace our Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

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

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. See below, "We own facilities that are located in areas that experience extreme weather conditions." Severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. The residual impact from these record winter storms resulted in day trip visitations to Atlantic City that were reduced or delayed as regional school calendars were extended in order to make up for prior school closures. Additionally, extreme heat and low precipitation levels in the second quarter of 2010, particularly in the month of June, had an adverse impact on visitation and spending at our property. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

If extreme weather adversely impacts general economic or other conditions in the area in which our property is located or from which we draw our patrons or prevents patrons from easily coming to our property, our business, financial condition and results of operations could be materially affected.

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

If we are unable to finance expansion or renovation projects, as well as other capital expenditures, through cash flow from operations, borrowings under the Credit Facility and additional financings, our expansion, development, investment and renovation efforts will be jeopardized.
We intend to finance any future expansion and any current or future development, investment or renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under the Credit Facility, and debt financings. If we are unable to finance expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion, development, investment and renovation projects as well as other capital expenditures, selling assets, restructuring debt, reducing the amount or suspending or discontinuing the distribution of dividends, obtaining additional financing or joint venture partners, or modifying the Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

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

•
the outbreak of public health threats at our property or in Atlantic City, or the perception that such threats exist, including pandemic health threats such as the avian influenza, SARS, Ebola or the H1N1 flu, among others.

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

Regulation of Smoking
On January 15, 2006, the New Jersey legislature adopted laws that significantly restrict, or otherwise ban, smoking at our property. The current ordinance mandates that casinos restrict smoking to designated areas of no more than 25% of the casino floor. This, or any more restrictive smoking ban could materially impact our results of operations.

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

Failure to maintain the integrity of our information technology systems, protect our internal information, or comply with applicable privacy and data security regulations could adversely affect us.
We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal information is governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

Risks Related to our Property
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

While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. See above, "Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results." There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If our property is damaged or if operations are disrupted as a result of extreme weather in the future, our business, financial condition and results of operations could be materially adversely affected.

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

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
10.1	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 10.1 of Boyd Gaming Corporation's Quarterly Report on Form 10-Q filed on November 7, 2014

31.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

32.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Filed electronically herewith

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statement of Changes in Member Equity for the nine months ended September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on November 13, 2014.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer