Form 10-K
period 2014-12-31
Marina District Finance Company, Inc.
filed 2015-03-19
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. ("BAC"), a wholly owned subsidiary of Boyd Gaming Corporation ("Boyd"), and MAC, Corp. ("MAC"), a second tier, wholly owned subsidiary of MGM Resorts International ("MGM"). The joint venture operates pursuant to an operating agreement between BAC and MAC (the "Operating Agreement"), in which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company ("MDDHC").

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries were the economic beneficiaries (the "Divestiture Trust"), in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date.

There was no resulting direct impact on our consolidated financial statements from these events.

Our Strengths
Borgata was designed to be and, since inception, has performed as the leading property and premier gaming facility in the Atlantic City market.

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

Dominant Market Leader in Gaming Operations
We have led the Atlantic City market in total gaming revenue market share every year since 2005. For the year ended December 31, 2014, we achieved a market share of 24.6% of total casino win, including a market share of 26.8% and 23.1% of total table win and total slot win, respectively. For the same time period, we recorded a 68.6% table game win fair share premium (excluding poker tables) and a 59.8% slot win fair share premium relative to the Atlantic City market. Our real-money online gaming site with bwin.party Digital Entertainment PLC ("bwin") has captured a 27.4% market share since its launch in November 2013. A summary of key gaming terms is set forth below under the caption "Industry and Market Data; Certain Industry Terms."

Superior Performance in Non-Gaming Revenue
We believe that no other casino in the Atlantic City market offers the quality and breadth of non-gaming amenities as Borgata. For the year ended December 31, 2014, our average daily rate ("ADR") was $134 per night, with an average occupancy rate of 86%. The food and beverage product was designed to be a key feature of the property and we believe we provide a diverse choice of offerings, including our five fine dining restaurants that bring a world of culinary experiences to Atlantic City.

Strong Sponsorship and Experienced Management Team
Boyd, our managing member (through Boyd's ownership of BAC), is a multi-jurisdictional gaming company that has operated since 1975. Boyd owns and operates 21 casino entertainment facilities located in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

Our Strategy
Our strategy is to capitalize on our high quality facilities and diverse array of gaming, dining, retail and entertainment options to effectively compete in the Atlantic City market and with our other regional competitors. We believe Borgata's fun, upscale and superior design, along with our high quality and breadth of gaming and non-gaming amenities, have allowed us to capture a leading share of the Atlantic City gaming market. Our casino features spacious gaming floors that are operationally efficient and has the greatest number of gaming positions by property in the Atlantic City market as of December 31, 2014.

Capitalize on Our Superior Location and Easy Accessibility
We believe our location offers several advantages. Borgata is the first casino to be reached upon arrival at Renaissance Pointe and is approximately a quarter mile away from its nearest competitors. The Atlantic City Expressway Connector provides quick access to Borgata, making it one of the most easily accessible properties in the Atlantic City market. The Atlantic City Expressway Connector offers guests a four-lane road to Renaissance Pointe and eliminates all but one occasional traffic stop from the Atlantic City Expressway. This advantage is significant as motorists are able to reach Borgata before its competitors and without the delays associated with driving to competing casinos. This is especially crucial during the summer months, when traffic along the main thruways (Arctic, Atlantic and Pacific Avenues) to the Boardwalk properties is heaviest. Upon exiting the Atlantic City Expressway at the Borgata exit, the Borgata Loop provides quick and direct access to valet and parking garages for Borgata. In addition, Borgata is highly visible from the Atlantic City Expressway, the primary roadway serving Atlantic City, which helps draw immediate brand awareness.

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

Emphasize Slot Revenues, the Most Consistently Profitable Segment of the Gaming Industry, while also Seeking to Maximize Table Game and Poker Room Revenues
We ranked number one among the eight hotel casinos operating in Atlantic City as of December 31, 2014 in terms of slot win and table win, earning $433.4 million in slot win, or 23.1% of the total slot win in the Atlantic City market, and $189.7 million in table win, or 26.8% of the total table win in the Atlantic City market. In addition, since the opening of our poker room (the largest in Atlantic City), we are the leader in poker win and have captured 54.7% of total poker win in the Atlantic City market for the year ended December 31, 2014. Our continued success will depend significantly upon our ability to continue to attract players to our slot machines, table games and poker room, including through our marketing and promotional efforts. While the focus on slot marketing remains competitive, we also market aggressively towards table game customers.

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

Increase Customer Retention and Acquisition
Our core strategy is to position Borgata as a customer-friendly destination that will expand our brand awareness and leverage our strong loyalty card program. Our marketing and promotional programs serve an important role, especially in the current competitive regional market, in helping us retain existing customers, maintain trip frequency and acquire new customers. We offer our guests comprehensive, competitive and targeted marketing and promotion programs. Our "My Borgata Rewards" program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access of account balances and other program information. From time to time, we offer other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers and prospective customers who have not yet visited Borgata, and mid-week and other promotional activities that seek to generate visits to Borgata during slower periods. Our promotional slot dollars are restricted and can only be redeemed for slot play and may not be cashed out. Comp dollars and other rewards are generally redeemed at our restaurants, retail and spa facilities. In addition, we strive to differentiate our casino with high-quality guest service to further enhance our overall brand and customer experience to position Borgata as the must visit property in Atlantic City.

We maintain a database of customers enrolled in "My Borgata Rewards" which, together with demographic data, we utilize to support our marketing efforts. To target a specific demographic, we also maintain a nightlife rewards program that offers incentives and rewards based on customer spending at our nightlife venues.

Actively Manage Expenses
In response to the increasing regional competition, we have taken steps to streamline our operational expenses and realign our operating structure to appropriately function within current business volumes. For example, we have been able to reduce operating expenses by electing to relocate guests from the Water Club hotel to the Borgata hotel on occasional nights with a low demand, generally during the mid-week period from November through May. This gives us the flexibility of operating a single hotel rather than two separate properties to adjust to decreased demand during the non-peak seasons. In addition, we have undertaken other cost management efforts to operate more efficiently, including a reduction in payroll expenses and adjusting the availability of our other amenities, such as the operating days for certain restaurants, to match demand.

Our Property
Casino Overview
Borgata offers a 160,000 square foot casino containing approximately 3,100 slot machines, 184 table games, 82 live poker tables and a simulcast race book facility. Table games include blackjack, craps, roulette, baccarat, pai gow, novelty games, sic bo and other games. Our poker program continues to gain momentum with The Borgata Poker Open, a four-part major tournament series, monthly signature events and daily tournaments in the casino's poker room. Unlike several other properties in Atlantic City, our casino is contiguous and encompasses the majority of the property's first floor. This design provides a more fluid, Las Vegas-style gaming environment. In addition, this layout is more efficient from an operations standpoint as oversight and game layout is easier to manage when gaming activities are conducted in contiguous areas. Borgata was the first casino to be designed under the more user-friendly regulations governing casino design in Atlantic City. Management believes that those regulatory changes have benefited our casino's design by improving the traffic flow in the casino, reducing the amount of exits required and allowing restaurants and entertainment venues to be directly adjacent to the casino floor.

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

As part of our efforts to maintain and enhance Borgata as the premier destination in Atlantic City, during the years ended December 31, 2012 and 2011, we incurred $25.3 million and $15.6 million, respectively, in capital expenditures for the renovation and refurbishment of all remaining rooms at the Borgata hotel, which was completed during the six months ended June 30, 2012. During the year ended December 31, 2010, we completed a $4.4 million capital improvement project to renovate each Fiore suite at the Borgata hotel, which renovation included new paint and wall treatments, replacement of furniture and fixtures (including the installation of a large flat panel television in each suite), resurfacing of marble floors and tiles and other renovation work.

The Water Club
Atlantic City's first boutique-lifestyle hotel combines elements of Borgata, while delivering a unique personality of its own. The 43-story, $450 million hotel features 797 guestrooms and suites; Immersion, a two-story European-style spa on the 32nd and 33rd floors, 18,000 square feet of meeting and event space; three residences modeled after chic, urban lofts; five heated pools-indoor and outdoor, each offering a distinct experience; and five retail shops including Hugo Boss and Just Cavalli, while offering direct access to and from the Borgata hotel and casino. The Water Club hotel is open every day of the week during the summer peak season from June to October. During the non-peak seasons, we relocate guests from the Water Club hotel to the Borgata hotel on occasional mid-week nights with low demand, resulting in reduced operational expenses.

Dining Options
We offer a diverse array of high quality dining options at various price points, including fine dining restaurants operated by some of the world's most acclaimed chefs. The food and beverage product is a key feature of the property and we believe the layout provides for efficient operations in both the slower winter months and peak summer season. Our five fine dining restaurants bring a world of culinary experiences to Atlantic City. These restaurants consist of:

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

MDDC owns and operates each of the restaurants at Borgata, except for Starbucks coffee and five of the seven quick dining establishments located in the Cafeteria. These dining establishments are operated under lease agreements entered into by MDDC with third party lessees for specified terms. The lease agreements generally provide for a minimum base rent amount plus additional rent based on a percentage of gross sales. Lettuce Heads and Tony Luke's in the Cafeteria are owned and operated by MDDC.

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

Entertainment and Nightlife
We offer our customers two entertainment venues designed to enrich the overall resort and gaming experience and to attract customers to the casino. Accessed by elevator and escalator from the casino, our Events Center presents concerts and headliner entertainment throughout the year. The facility can accommodate approximately 2,400 people on both flat floor and stadium style raised seating platforms and up to 3,500 people for a standing show. The venue features premium audio-visual equipment, special effect lighting and a theater-quality sound system. The Events Center, which has been host to musical talents such as Pearl Jam, Gwen Stefani, Sting, Carly Simon, Kelly Clarkson, Aerosmith and Lenny Kravitz, is also utilized for in-house casino and slot marketing events and seats approximately 1,800 persons for banquet service. We also offer an intimate entertainment venue, The Music Box, which seats approximately 950 people for live music, comedians and other entertainment and is home to our nightly Comedy Club or Burlesque Show. The Music Box has been host to a variety of talented performers, including Jackson Brown, Kathy Griffin, Jewel, Franki Valli and Lewis Black.

In addition to these two entertainment venues, live bands and club DJ mix music can be found at five nightlife hotspots. With a variety of original nightlife concepts under one roof, including Gypsy Bar (a rock and tequila bar), B Bar, Long Bar, MIXX (a nightclub), and mur.mur (an intimate ultra-lounge experience with celebrity guest DJs), these hot spots offer guests the ultimate sense of nightlife escapism.

Spa Facilities
A European-style, 54,000 square foot spa and related facilities, Spa Toccare, located at the Borgata hotel, complete with salon, fitness center and barbershop, is the place to relax and escape in Atlantic City. Spa Toccare offers an extensive menu of rejuvenating treatments, while guests seeking a relaxing respite can find it at Spa Toccare's indoor pool and outdoor gardens.

Guests can also relax and unwind at the Immersion Spa, a more intimate European spa located high above Atlantic City on the 32nd and 33rd floors of The Water Club, with peerless ocean and skyline views. The spa features, among other amenities, 360 degrees of floor-to-ceiling water views, a 25-yard lap pool, 16 experience rooms, state-of-the-art fitness center, extensive treatment options and a gourmet spa menu.

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

Parking
We offer over 8,200 parking spaces, which include self-park spaces, valet spaces, and employee parking spaces, ranking Borgata number one in the market in terms of capacity, well above the majority of the competition. In addition, ingress and egress from the resort is more typical of a Las Vegas style-resort with a spacious pavilion as opposed to the typical Atlantic City property where the resort entrance is on a public through-way. The self-parking garage features speed ramps to enable the arriving guests to secure a parking space quickly. Guests who choose valet parking will arrive via a six-lane porte cochère. Valet departures are separated on a lower level from all arriving guests to avoid cross traffic and to speed service for both arriving and departing guests. Borgata valet parking spaces are conveniently located below the casino floor and do not require using city streets. This results in substantially better and more efficient valet parking service compared to other Atlantic City casinos. Guests checking in to The Water Club follow a dedicated roadway leading to an underground carport where they are greeted by a valet attendant, checked-in and directed to a short escalator ride to the hotel lobby. Departing guests from The Water Club utilize a separate carport for departures which minimizes traffic and maximizes safety.

Our Market
Atlantic City Gaming Market Overview
The Atlantic City gaming market is one of the largest in the United States and is predominantly a regional day-trip and overnight-trip market, primarily within a three-hour driving distance of major cities in New Jersey, Connecticut, New York, Pennsylvania, Maryland and Delaware. We directly compete with seven other Atlantic City casinos as well as with gaming operations in surrounding jurisdictions.

The Atlantic City market was substantially impacted by the national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result, consumers continue to curb discretionary spending during the recession and recovery, which has had, and continues to have, an adverse effect on the Atlantic City market. Specifically, the number of annual visitors to Atlantic City, which reached a peak of 34.9 million visitors in 2005, has declined every year thereafter, with 27.2 million in 2012, 26.7 million in 2013, and 25.4 million in 2014.

To cope with the difficult economic period and increased competition, we have focused on managing our operating margins and targeted several initiatives that we believe will enhance our ongoing efforts to retain existing customers, maintain trip frequency and acquire new customers. These efforts and initiatives are discussed under "Business Summary-Our Strategy."

Competition
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses and with online gaming sites, and may face new competition from new forms of gaming that may be legalized in the future. Following legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin.party Digital Entertainment PLC ("bwin") in November 2013. While the Borgata site has captured a 27.4% market share since its launch, we expect that we will face increasing competition, both to our online gaming site and our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering, and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations. Our competitors in our market may have substantially greater financial, marketing and other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us in the future. Although we believe we are currently able to compete effectively, we cannot make assurances that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our market could adversely affect our business, financial condition, results of operations and cash flow.

Atlantic City
The Atlantic City market is highly competitive. The eight hotel casinos now operating in Atlantic City, including Borgata, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. In 2010, we completed a $4 million renovation to our slot floor and a $4.4 million renovation and refurbishment of our Fiore suites. In 2011, additions included a high-limit players club lounge, a New York style bar; and a wine retail outlet. We also refreshed our poker room, Asian gaming area and high-limit slot area. Additionally, in 2011 we began a redesign project of Borgata hotel's standard rooms including corridors, elevator landings and high-end suites that was completed in June 2012. In 2013, we completed a $6 million refurbishment of our Piatto suites, IT infrastructure equipment purchases of $2.7 million in connection with becoming New Jersey’s first casino to attain online gaming licensure, $2.5 million in new slot machines for our casino floor and $0.8 million refurbishment of Spa Toccare. Finally, in 2014, our significant capital expenditures included a $2 million refurbishment of our Opus suites, $2.8 million in new slot machines for our casino floor, $2 million renovation of our Buffet, $1.6 million for our newest food & beverage outlet, the Borgata Baking Company, and $1.1 million in various entertainment venue enhancements.

In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. We are not aware of any development plans for the land at this time.

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

Government Regulation
We are subject to extensive regulation under laws, rules and supervisory procedures in New Jersey which govern how we conduct our land-based casino gaming operations as well as our internet gaming operations. Such regulations further impose qualification requirements on our institutional investors and impose certain restrictions on the issuance, ownership and transfer of our securities. A detailed description of the governmental gaming regulations to which we are subject, as well as a more fulsome description of the requirements and restrictions imposed, is filed as Exhibit 99.1 and is incorporated herein by reference.

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

Regulatory Oversight
On June 11, 2003 the New Jersey Casino Control Commission ("NJCCC") found that MDDC, the developer, owner and operator of Borgata, complied with all the requirements of the Casino Control Act for the issuance of a gaming license to own and operate Borgata. The effective date of the license was July 2, 2003, the date the NJCCC issued MDDC with an Operation Certificate. Such gaming license was valid for a one-year period and was renewed in June of 2004 for an additional one year period. On June 30, 2005 the gaming license of MDDC was renewed for a five-year period and is subject to successive five-year renewal periods thereafter. On June 24, 2010, the NJCCC approved the renewal of our gaming license effective July 1, 2010 for a five-year period ending June 30, 2015. We are currently in the process of renewing our gaming license for the next five-year period ending June 30, 2020. We are not aware of any factors to suggest that our gaming license would not be renewed.

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

Regulatory Developments
On February 3, 2010, New Jersey Governor Chris Christie issued Executive Order 11 creating the New Jersey Gaming, Sports and Entertainment Advisory Commission ("Advisory Commission"), to provide recommendations to comprehensively address the challenges confronting New Jersey's gaming, professional sports and entertainment industries.

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

The New Jersey state assembly gaming committee approved a resolution in December 2014 to create a commission to explore the possibility of expanding gambling in Northern New Jersey Meadowlands Sports Complex in an effort to reclaim the gaming tax revenue that has declined in recent years. However, New Jersey Governor Chris Christie has stated publicly that the state should not consider a North Jersey casino until his administration’s current five year plan to revitalize Atlantic City runs its course in 2016.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the "Tourism District") be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the "ACA"), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law required that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred. Pending the proposed Payment In Lieu of Taxes ("Pilot") program legislation, the ACA would be eliminated; however, the remaining two years of the annual funding of $30 million would be redirected to help stabilize the Atlantic City budget under the potential legislation. During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $7.4 million, $6.5 million and $6.1 million, respectively, for our pro rata share of the contributions to the ACA.

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

Employees and Labor Relations
As defined by the New Jersey regulations, casino key employees are subject to more stringent requirements than non-supervisory employees (dealers, security officers and the like) and all non-casino employees and must meet standards pertaining to financial stability, responsibility, good character, honesty, integrity and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees. At December 31, 2014, we employed 5,709 persons. On such date, we had collective bargaining agreements with four unions covering approximately 2,200 employees.

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

Unless otherwise indicated, as used throughout this report:

•	"casino win" means slot win plus table win, poker win, keno win and simulcast win;

•
"fair share premium" means the amount, expressed as a percentage, that a particular casino's market share of revenue exceeds its fair share percentage; a casino's "fair share percentage" is determined by dividing the number of gaming positions held by such casino by the total gaming positions in the market;

•	"gaming positions" means one gaming position per slot machine and six gaming positions per table game;

•	"poker win" represent a percentage of customer wagers and tournament entry fees, as reported by the casino properties operating in Atlantic City, including Borgata, on a cash basis to the NJCCC;

•	"slot handle" means the dollar amount wagered in slot machines;

•
"slot win," "table win," and "simulcast win" means the difference between customer wagers and customer winnings on slot machines, table games (exclusive of poker games) and simulcast betting, respectively, as reported (without any revenue adjustments for progressive jackpot accruals) to the NJCCC; and

•	"table games drop" means the total amount of cash deposited in the table games drop boxes, plus the sum of markers issued at all table games.

Corporate Information
Our principal executive offices are located at One Borgata Way, Atlantic City, New Jersey 08401, and our main telephone number is (609) 371-1000. Our website is www.theborgata.com.

Available Information
We submit annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy, at prescribed rates, any document we have filed at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website, http://investor.theborgata.com, as soon as reasonably practicable after such reports are submitted or furnished to the SEC.

Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are forward-looking, include, but are not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as "may," "will," "might," "expect," "believe," "anticipate," "outlook," "could," "would," "continue," "pursue," "target," "project," "intend," "plan," "seek," "estimate," "should," "assume," and "continue," or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

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

•	the sufficiency of our Revolving Credit Facility, cash flows from operations and cash equivalents to meet our projected capital expenditures for the next twelve months;

•
our estimated total capital expenditures for 2015, our expectation that they will be primarily comprised of various maintenance capital projects and our intention to fund such capital expenditures through our Credit Facility and operating cash flows;

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

•	our estimated exposure with respect to the UNITE HERE National Retirement Fund and other pension plans;

•	our estimated annual energy costs;

•	our estimated pro rata share of payments under the ACA;

•	the factors that contribute to our ongoing success and our ability to be successful in the future;

•	our business model, areas of focus and strategy for driving business results;

•
competition, including expansion of gaming into additional markets, including internet gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;

•	our expectations, including our responsibility and control over day-to-day operations;

•	the type of covenants that will be included in any future debt instruments;

•	our ability to meet our projected operating and maintenance capital expenditures;

•	our ability to pay dividends;

•	our commitment to finding opportunities to strengthen our balance sheet and to operate more efficiently;

•	the impact of new accounting pronouncements on our consolidated financial statements;

•
our renovation plans, including the scope of such plans, expected costs, financing (including sources thereof and our expectation that long-term debt will substantially increase in connection with such projects), timing and the ability to achieve market acceptance;

•	that margin improvements will remain a driver of profit growth for us going-forward;

•
our expectation regarding Congress legalizing online gaming in the United States as well as the continued expansion of online gaming as a result of the passage of new authorizing legislation in various states;

•	that operating results for previous periods are not necessarily indicative of future performance;

•	our expectations regarding our cost containment efforts;

•	expectations, plans, beliefs, hopes or intentions regarding the future; and

•	assumptions underlying any of the foregoing statements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	our ability to comply with debt covenants and generate sufficient cash flow to service our substantial debt;

•
the prolonged effects from the recent economic downturn and its impact on consumer spending, and the risk that a slowing or stoppage of the economic recovery or a return on an economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

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

•
the risk that we fail to maintain the integrity of internal customer information or fail to comply with applicable privacy and data security regulations which could adversely affect us and the risk that implementing further security measures or complying with privacy and data security laws will be costly;

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

•
the risk inherent by virtue of our ownership by Boyd (through its ownership of BAC) and MGM and the possibility that their interests as equity holders may compete or otherwise may conflict with our interests or the interests of a holder of the notes as a creditor;

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

Additional factors that could cause actual results to differ are discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for the year ended December 31, 2014 and in our other current and periodic reports. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 1A.	Risk Factors
In addition to the other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our senior secured notes, could decline significantly, and investors could lose all or part of their investment.

This report is qualified in its entirety by these risk factors.

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

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In addition, MGM owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. We are not aware of any development plans for the land at this time.

Following legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin party in November 2013. While our site has captured a 27.4% market share, we expect that we will face increased competition to our online gaming site and to our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Further, Nevada recently amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

If our competitors operate more successfully than we do, attract customers away from us as a result of aggressive pricing and promotion, are more successful than us in attracting and retaining employees, enhance or expand their properties or operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the location in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

The recent global financial crisis and a prolonged economic recovery may have an effect on our business and financial condition, as well as our access to capital, in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the recent global financial crisis had far-reaching adverse consequences across many industries, including the gaming industry. The crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have recovered and availability of capital has increased, the financial markets remain volatile. Although we successfully refinanced a significant amount of our indebtedness in 2013, there can be no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the current economic recovery, the resulting impact on the solvency or liquidity of our lenders, or the possibility of a future recession. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility. If we were otherwise required to renegotiate or replace our Credit Facility, there can be no assurance that we would be able to secure terms that are as favorable to us, if at all.
We may incur impairments to long-lived assets.
In accordance with the provisions of the authoritative accounting guidance for the impairment or disposal of long-lived assets, we test long-lived assets for impairment if a triggering event occurs. No long-lived asset impairment charges were recorded in 2014 or 2013. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned. If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results.
The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of upscale amenities Borgata offers. Changes in consumer preferences or discretionary consumer spending could harm our business. Terrorist activities in the United States and elsewhere, military campaigns, outbreaks of, or the perception of, public health threats and pandemics, adverse weather conditions and natural disasters, among other things, have had negative effects on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.

Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. See below, "We own facilities that are located in areas that experience extreme weather conditions." If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected. Additionally, if extreme weather adversely impacts general economic or other conditions in the area in which our property is located or from which we draw our patrons or prevents patrons from easily coming to our property, our business, financial condition and results of operations could be materially affected.

Our expansion and renovation projects may face significant risks inherent in construction projects.
We regularly evaluate expansion and renovation opportunities.

Any development projects we may undertake will be subject to many other risks inherent in the expansion or renovation of an existing enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our projects could also experience:

•	changes to plans and specifications;

•	delays and significant cost increases;

•	shortages of materials;

•	shortages of skilled labor or work stoppages for contractors and subcontractors;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	health and safety incidents and site accidents;

•	engineering problems, including defective plans and specifications;

•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we place reliance;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming facilities, real estate development or construction projects;

•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems;

•	environmental issues, including the discovery of unknown environmental contamination;

•	weather interference, floods, fires or other casualty losses;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

The occurrence of any of these development and construction risks could increase the total costs of our construction projects, or delay or prevent the construction or opening or otherwise affect the design and features of our construction projects, which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.
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
The Atlantic City market was substantially impacted by the recent national recession, which began in December 2007, and weak economic conditions in the United States and elsewhere. As a result, consumers continued to curb discretionary spending during the recession and recovery, which had an adverse effect on the Atlantic City market. While the overall U.S. economy has shown signs of recovery, the Atlantic City market has not recovered as robustly as the U.S. economy in general. Furthermore, the Atlantic City market has experienced high levels of unemployment due to recent closures of several Atlantic City casinos, which may contribute to even further declines. A slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect the Atlantic City market and our results of operations and financial condition.

The Atlantic City property tax base could further deteriorate.
Due to the economy and regional competition, property tax valuations in Atlantic City (the “City”) have decreased consistently over the last several years. In addition, four casinos in the City have closed in 2014 resulting in a dramatic drop in the City’s property tax base. As a result, the real estate tax rate has increased substantially. The State of New Jersey has installed an Emergency Manager to review the City’s finances and propose a solution. Legislation has also been drafted to create a payment in lieu of taxes (“Pilot”) program for the casinos which would establish annual fixed payments for 15 years and also re-direct funding from other sources to the City. Failure by the City to address the current fiscal situation may lead to additional casino closings and may have a material adverse effect on our results of operations and financial condition.

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
Approximately 2,200 of our employees were represented by four labor unions as of December 31, 2014. Additionally, one of our four collective bargaining agreements expired on March 14, 2015 (although we have an automatic extension and we do not expect either party to suspend the current agreement). A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.

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

The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. We are required to agree with Local 54/UNITE HERE on the adoption of one of three schedules of future accrual and contribution rates proposed under the Rehabilitation Plan, all of which provide for increased monthly contributions. On May 28, 2010, we agreed upon a schedule with Local 54/UNITE HERE pursuant to which we began making increased monthly contributions to the Fund on October 1, 2011. Our current monthly pension contributions to the fund associated with this plan are approximately $0.6 million, and our unfunded vested liability to the Fund is $122.1 million for the plan year beginning on January 1, 2014.

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

A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds to which we contribute, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In August 2012, the Fund provided an estimate to us of our exposure, assuming a hypothetical immediate and complete withdrawal from the Fund at the time of such estimate. Based on that estimate, the pre-tax withdrawal liability as of January 1, 2014 in that scenario could have been in excess of $122.1 million. In addition, we estimate the pretax withdrawal liability for the other funds to which we contribute to be approximately $4.5 million. However, we are not able to determine the exact amount of our potential exposure with respect to the Fund, or other funds to which we contribute, because the amount of that exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which we contribute, at that time. If, in the future, we elect to withdraw from the Fund, or other funds to which we contribute, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund or other funds to which we contribute. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. We have also been forced to close due to hurricanes and other storms. For instance, Borgata was ordered to close from October 28, 2012 to November 2, 2012 by the NJDGE due to a post-tropical storm. In August 2011, Borgata was closed for three days due to Hurricane Irene. Moreover, Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area, which, according to the FEMA statistics, has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. See also "Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results" above.

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
Although we have "all risk" property insurance coverage for our property, which covers damage caused by a peril (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the entire facility if there was a total loss. We have all risk property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50 million, and coverage up to $200 million. In addition, we are self-insured up to $0.2 million with respect for each general liability claim and $0.3 million for each non-union employee medical claim. We accrued $13.6 million and $11.6 million for such claims at December 31, 2014 and December 31, 2013, respectively, and incurred expenses for such insurance claims of approximately $20.0 million, $19.8 million, and $18.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had "delay-in-completion" insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible). During the year ended December 31, 2012, we recognized a $7.7 million gain consisting of $3.9 million related to the subrogation of insurance claims related to the fire that occurred at The Water Club in 2007 and $3.8 million from business interruption proceeds due to the mandated closure of the property by civil authorities and the Division of Gaming Enforcement for three days in August 2011 related to Hurricane Irene. During the year ended December 31, 2014, we recognized a final $2.2 million gain from insurance proceeds related to the 2007 fire in The Water Club.

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

We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend until 2028. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.7 million per annum as of December 31, 2014. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.

Risks Related to our Significant Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.
We have substantial indebtedness that could have important consequences, including:

•	difficulties in satisfying our obligations under our current indebtedness;

•	limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, among other things;

•	requiring us to sell assets to raise funds, if we are unable to borrow additional funds, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

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

Our debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt, including providing guarantees or credit support;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock or the membership interests of MDDC);

•	make investments;

•	create, incur or suffer to exist liens;

•	dispose of assets;

•	enter into agreements restricting our subsidiaries' ability to pay dividends, make loans or transfer assets to us;

•	enter into sale, purchase, transfer, exchange, lease and leaseback transactions;

•	engage in any new businesses;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

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

It is unlikely that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. In addition, New Jersey laws and regulations contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining necessary capital.

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
The Gaming Laws contain a provision for the placement of securities into an interim casino authorization trust with a trustee appointed by the NJDGE and the NJCCC (together, the "Gaming Authorities") during the time any security holder is being qualified.

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
The members of MDDHC indirectly own 100% of MDDC's outstanding membership interests and will control all matters submitted for approval by MDDC's member. These matters could include the election of the members of MDFC's board of directors, amendments to our organizational documents, or the approval of any proxy contests, mergers, tender offers, and sales of assets or other major corporate transactions. The interests of the members of MDDC may compete or otherwise conflict with our interests. For example, Boyd, as a diversified operator of 21 wholly-owned gaming entertainment properties, may from time to time develop or acquire and hold additional gaming businesses that compete directly or indirectly with us. Boyd may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement dated September 21, 2009, the Modification of Surface Lot Ground Lease, dated March 23, 2010, and the Amendment to the Surface Lot Ground Lease dated November 7, 2013, for approximately 8 acres of land consisting of the surface parking lot (collectively, the "Surface Parking Lot Ground Lease"); and

•
The Ground Lease Agreement, dated as of March 23, 2010, for approximately 1 acre of undeveloped land. On March 3, 2015, we announced plans to build an outdoor entertainment venue to host concerts and festivals on the undeveloped land. Construction is expected to be completed in early summer 2015.

MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord. Total rent incurred under the ground leases was $6.1 million, $6.1 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, MDDC is responsible for all property taxes assessed on the leased properties. Total property taxes incurred for ground lease agreements were $9.2 million, $18.3 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Pursuant to the Operating Agreement, MAC is responsible for its allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MAC for these types of expenditures incurred by us were $0.2 million and $0.3 million at December 31, 2014 and 2013, respectively. Reimbursable expenditures incurred were $0.7 million for both years ended December 31, 2014, and 2013, and $0.6 million for the year ended December 31, 2012.

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

As of December 31, 2014, MDFC was wholly owned by MDDC, and MDDC was wholly owned by MDDHC. BAC and MAC each hold 50% of the ownership interests in MDDHC.

We may make distributions to our member, which are in turn, distributed to its members, BAC and the MAC. There were no distributions to our member during the years ended December 31, 2014, 2013 and 2012.

ITEM 6.	Selected Financial Data
We have derived the selected consolidated financial data presented below as of December 31, 2014 and 2013 and for the three years in the period ended December 31, 2014 from the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 has been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
(In thousands)	2014(a)	2013(b)	2012(c)	2011(d)	2010(e)
Statement of Operations Data:
Net revenues	$738,211	$695,700	$686,222	$730,274	$738,429

Operating income	98,606	46,111	56,458	94,909	99,693

Interest expense, net	70,758	81,335	82,902	84,772	50,199

Net income (loss)	23,709	(56,577)	(25,191)	8,405	44,221

Balance Sheet Data:
Cash and cash equivalents	$36,054	$37,527	$34,125	$46,224	$42,099
Total assets	1,296,636	1,320,819	1,378,569	1,422,495	1,446,521
Long-term debt, net of current maturities	741,519	797,460	793,324	809,808	835,370
Total member equity	411,877	388,168	444,745	469,936	461,531

(a)
During 2014, our results were impacted by a $31.6 million increase in real money online gaming revenue, as well as a reduction of property tax expense due to a settlement agreement with Atlantic City and a decrease in interest expense related to the full year impact of the 2013 refinancing and reduction of debt.

(b)	During 2013, our results were impacted by $25.9 million in loss on early extinguishments of debt as a result of the redemption of the 2015 Notes.

(c)
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

(d)
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

(e)
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
Overview
We developed, own and operate Borgata, located on a 45.6-acre site within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants, six casual dining restaurants, eight quick dining options, 14 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Our location within the Marina District provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

Borgata was developed as a joint venture between BAC, a wholly owned subsidiary, and MAC, a second tier, wholly owned subsidiary of MGM. The joint venture operates pursuant to an operating agreement between BAC and MAC (the "Operating Agreement"), under which BAC and MAC each hold a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company ("MDDHC").

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, Boyd has other gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas Louisiana, and Mississippi.

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust") in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date.

There was no resulting direct impact on our consolidated financial statements from these events.

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin, we offer a full suite of games, including poker, slots and table games, under the Borgata brand and have captured a 27.4% market share since our launch based on the percentage of gaming revenues reported by online gaming sites operating in the state. We expect that we will face increased competition, both to our online gaming site and to our land-based operations, from internet lotteries, sweepstakes, and other internet wagering gaming services.

As part of our ongoing efforts to maintain our position as the premiere hotel and casino in Atlantic City, our total capital expenditures for 2015 are expected to be approximately $39.0 million and are primarily comprised of various maintenance capital projects. We intend to fund such capital expenditures through the revolving credit facility (the "Revolving Credit Facility") component of our Amended and Restated Credit Agreement (the "Credit Facility"), as well as through operating cash flows.

Due to a number of factors affecting consumers, including reduced consumer spending, the outlook for the gaming industry remains highly unpredictable. Because of these uncertain conditions, we have increasingly focused on managing our operating margins. Our present objective is to manage our cost and expense structure to cope with the increase in regional competition and generate strong and stable cash flow.

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

◦
Slot handle, which means the dollar amount wagered in slot machines and table game drop means the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot handle and table game drop are measures of volume and/or market share.

◦
Slot win and table game hold, which mean the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot handle and table game drop to gaming wins and losses.

•	Food and beverage revenue measures:

◦
Average guest check, which means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers") is a measure of volume; and the cost per guest served, which is a measure of operating margin.

•	Room revenue measures:

◦	Hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

We continue to be the leader in table games and slot market share in the Atlantic City market. Our land-based business achieved 28.9% of the table game drop and 24.2% of the slot handle market share for the year ended December 31, 2014, which reflects the success of our focus on managing existing operations and reinvesting in our business to retain our position as the leading resort in the market.

RESULTS OF OPERATIONS
Summary of Operating Results

The following provides a summary of certain key operating results:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net revenues	$738,211	$695,700	$686,222
Operating income	98,606	46,111	56,458
Net income (loss)	23,709	(56,577)	(25,191)

Years ended December 31, 2014 and 2013
Net revenues for 2014, as compared to 2013, increased by $42.5 million, or 6.1%. The increase is primarily the result of a $56.8 million, or 9.2% increase in gross gaming revenues, which includes $31.6 million of gross revenues from our real money online gaming site, offset by an increase in promotional allowances of $14.4 million, or 6.6% when compared to the corresponding period of the prior year. We continue to be the market leader in Atlantic City. We continue to be impacted by increased local and regional competition, particularly in the Atlantic City and Eastern Pennsylvania gaming markets.

The increase in operating income in 2014 versus 2013 of $52.5 million, or 113.8%, is primarily due to an increase in land based gaming revenue, a decrease in our property tax assessment, ongoing cost containment measures and the non-recurrence of certain impairment and preopening costs that were incurred in 2013. The increase in net income was impacted by these items, as well as a reduction in interest expense related to the full year impact of the 2013 refinancing and reduction of debt, and $25.1 million less loss on early extinguishments of debt.

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

The decline in operating income in 2013 versus 2012 is due to the inclusion in the prior year of certain insurance recoveries as described below, and a $5.0 million impairment charge, primarily related to the write-down of CRDA deposits. Further contributing to the increase in the net loss as compared to the prior year is a $25.9 million pretax charge related to the early extinguishment of debt.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 69% of gross revenues for the year ended December 31, 2014, and 67% of gross revenues for each of the years ended December 31, 2013 and 2012. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 14% of gross revenues for the year ended December 31, 2014 , 15% of gross revenues for the years ended December 31, 2013 and 16% of gross revenues for the year end December 31, 2012. Room gross revenues produced approximately 12% of gross revenues for the year ended December 31, 2014, and 13% of gross revenues for each of the years ended December 31, 2013 and 2012. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of 2014, 2013 and 2012. The following provides a summary of our gross revenues and related costs for 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
REVENUES
Gaming	$672,570	$615,734	$609,128
Food and beverage	138,396	140,292	140,391
Room	118,308	115,113	114,505
Other	41,174	42,377	39,515
Gross revenues	970,448	913,516	903,539
Less promotional allowances	232,237	217,816	217,317
Net revenues	$738,211	$695,700	$686,222

COSTS AND EXPENSES
Gaming	$268,187	$249,357	$254,935
Food and beverage	71,259	71,048	71,584
Room	14,076	12,934	13,492
Other	33,953	34,642	31,712
	$387,475	$367,981	$371,723
MARGINS
Gaming	60.1%	59.5%	58.1%
Food and beverage	48.5%	49.4%	49.0%
Room	88.1%	88.8%	88.2%
Other	17.5%	18.3%	19.7%

Gaming
Gaming revenues are significantly comprised of the net win from our table games and slot machine operations. Gaming revenues in 2014 increased 9.2% as compared to 2013 largely due to a $31.6 million increase in real money online gaming revenue, as well as a 7.8% and 3.3% increase in table games and slot win, respectively, and a 1.1% increase in table games hold.

During 2013, gaming revenues increased 1.1% as compared to the prior year. The increase reflects an increase in our table game win percentage, which more than offset a 3.4% decline in table game drop, and increases in slot handle of 1.6%.

Food and Beverage
Food and beverage revenues decreased $1.9 million, or 1.4%, during 2014 as compared to 2013 after remaining essentially unchanged from 2012 to 2013. These declines were primarily due to decreases in the number of food covers.

Room
Room revenues in 2014 increased by $3.2 million or 2.8% as compared to 2013. We had an average occupancy rate of 86.1% at an average daily rate of $133.52. During the year ended December 31, 2013, we had an average occupancy rate of 85.4% at an average daily rate of $131.27, compared to an average occupancy rate of 85.0% at an average daily rate of $132.80 during 2012.

Other
Other revenues decreased 2.8% in 2014 versus the prior year, primarily due to a decrease in cash advances, ATM fees and entertainment, offset by other marginal gains. Other revenues increased 7.2% in 2013 versus the prior year, primarily due to an increase in revenue generated from ATM fees, cash advances and check cashing services.

Other Operating Costs and Expenses
The following costs and expenses are further discussed below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Selling, general and administrative	$132,898	$148,780	$139,101
Maintenance and utilities	61,740	59,514	59,633
Depreciation and amortization	58,969	60,908	63,956
Impairments of assets	—	5,032	2,811
Other operating items, net	(1,746)	3,318	(7,700)
Preopening expenses	269	4,056	240

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.7%, 16.3% and 15.4% during 2014, 2013 and 2012, respectively. The decrease in 2014 as compared to the prior year is a result of higher gross revenues, in addition to a significant decrease in property taxes, partially offset by an increase in advertising costs. The increase from 2012 to 2013 was primarily due to increased property tax expense and increases in guest claim insurance expense.

Maintenance and Utilities
Maintenance and utilities, as a percentage of gross revenues, were fairly consistent at 6.4%, 6.5% and 6.6% during 2014, 2013 and 2012, respectively.

Depreciation and Amortization
Depreciation and amortization, as a percentage of gross revenues, were 6.1%, 6.7% and 7.1% during 2014, 2013 and 2012, respectively. Depreciation and amortization expense continues to decrease due to the full depreciation of certain long-lived assets period over period.

Impairments of Assets
During the year ended December 31, 2013, we recorded a non-cash impairment charge of $5.0 million related to our CRDA investments. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned.

Other Operating Items, Net
Other operating charges, net generally includes unusual, nonrecurring charges, losses on the impairment or disposal of assets and recoveries resulting from the receipt of insurance proceeds. During 2014, such costs included insurance recoveries of $2.2 million offset by $0.4 million of loss on disposal of assets. The total for 2013 includes a $2.1 million charge to adjust self-insurance reserves related to prior periods. During 2012, we recorded gains of $3.9 million related to an insurance settlement for a fire that occurred at the Water Club in 2007 and $3.8 million for business interruption insurance proceeds related to Hurricane Irene.

Preopening Expenses
We expense certain costs of start-up activities as incurred. The increased level of these expenses in 2013 primarily reflects the costs incurred to develop our real money online gaming operation.

Other Expenses
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Year Ended December 31,
(In thousands, except percentages)	2014	2013	2012
Interest expense, net of amounts capitalized	$70,758	$81,335	$82,902
Average outstanding long-term debt	791,930	795,908	815,308
Average interest rate	8.3%	10.2%	10.2%

Interest Expense
The decrease in interest expense each year since 2012 is primarily due to an overall decrease in average outstanding debt, as well as the favorable impact on interest rates of refinancing activities completed in 2013. During 2014 we benefited from the full year effect refinancing activities completed during 2013 and a reduction in average debt outstanding. In addition to entering into the Second Amendment to the Prior Credit Facility at the end of 2012, which among other things, reduced the aggregate commitments from a maximum amount of $75 million to $60 million, we repurchased $39.8 million of our 9.5% senior secured notes due 2015 ("2015 Notes") in August 2013 and the remaining balance of $358.2 million in December 2013, and we entered into a $380.0 million Incremental Term Loan in December 2013 with a year-end interest rate of 6.75%.

Loss on Early Extinguishment of Debt
We recognized charges of $0.7 million in 2014 related to the early extinguishment of a portion of our Incremental Term Loan. In 2013, $25.9 million in charges were recognized due to the early retirement of our 2015 Notes and the refinancing of our bank credit facility.

Income Taxes
The following table presents our benefit from (provision for) state income taxes as a percentage of pre-tax income:

	Year Ended December 31,
(In thousands, except percentages)	2014	2013	2012
State income tax benefit (provision)	$(3,399)	$4,503	$1,253
Income (loss) before state income taxes	27,108	(61,080)	(26,444)
Effective state income tax rate	12.5%	7.4%	4.7%

The difference in our effective tax rate and the New Jersey statutory tax rate of 9% is due to the impact of certain recurring permanent tax adjustments and accrued interest on uncertain tax benefits. Such adjustments, which are unaffected by the level of income or loss from continuing operations, increase the statutory tax provision or reduce the statutory tax benefit on our pretax income or loss, respectively. The fluctuation in our effective tax rate for the years ended December 31, 2014, 2013 and 2012 is due to the level of pretax income relative to our permanent tax adjustments and the shift between income and loss during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
The following discussion highlights the material changes in our financial position as of December 31, 2014 and 2013.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under the Revolving Credit Facility. As of December 31, 2014 and 2013, we had balances of cash and cash equivalents of $36.1 million and $37.5 million, respectively. In addition, we had a working capital deficit of $21.9 million as of December 31, 2014 and $21.6 million as of December 31, 2013.

Our Revolving Credit Facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our Credit Facility, as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our Revolving Credit Facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants. In the fourth quarter 2014, the contractual availability under the Revolving Credit Facility was increased by $10 million under the provisions of an accordion feature of the Credit Facility which permits, among other things, an increase in the Revolving Credit Facility in an amount not to exceed $15 million.

The indenture governing the 9.875% Senior Secured Notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing Credit Facility. At December 31, 2014, approximately $51.5 million of additional capacity was available under the Revolving Credit Facility.

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

Indebtedness
Credit Facility
On July 24, 2013, MDFC entered into (the "Credit Facility") with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender.

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility in an amount not to exceed $15 million. We exercised this feature in fourth quarter 2014 to increase our Revolving Credit Facility by $10 million. The Credit Facility provides for a $70 million senior secured Revolving Credit Facility which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). The accordion feature also allows for the issuance of senior secured term loans to refinance the 2018 Notes outstanding pursuant to the Indenture, subject to the satisfaction of certain conditions.

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.1% and 3.9% at December 31, 2014, and December 31, 2013, respectively. At December 31, 2014, $13.7 million was outstanding under the Credit Facility, with $4.8 million allocated to support a letter of credit, leaving contractual availability of $51.5 million.

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

We believe we were in compliance with these covenants at December 31, 2014.

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

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At December 31, 2014, the effective interest rate on the Incremental Term Loan was 6.8%.

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

We believe we were in compliance with these covenants at December 31, 2014.

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2014, the effective interest rate on the 2018 Notes was 10.4%.

Cash Flows Summary

	Year ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$73,801	$55,983	$36,542
Cash flows from investing activities:
Capital expenditures	(18,716)	(22,357)	(34,742)
Insurance proceeds for replacement assets	2,197	—	3,944
Other investing activities, net	—	—	2,800
Net cash used in investing activities	(16,519)	(22,357)	(27,998)
Cash flows from financing activities:
Borrowings under bank credit facility	526,100	444,500	632,700
Payments under bank credit facility	(552,300)	(424,600)	(652,900)
Net proceeds from issuance of term loan	—	376,200	—
Payments to repurchase senior secured notes	—	(416,209)	—
Payments on term loan	(32,300)	—	—
Debt financing costs	(255)	(10,115)	(443)
Net cash used in financing activities	(58,755)	(30,224)	(20,643)
Increase (decrease) in cash and cash equivalents	$(1,473)	$3,402	$(12,099)

We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our members, although limited by the restrictive covenants related to our Credit Facility.

Cash Flows from Operating Activities
Our operating cash flow increased $17.8 million in 2014 from 2013 as a result of the improved operating performance of the property and lower property taxes. During 2013, our operating cash flow increased $19.4 million over the prior year primarily due to our receipt of a 50% refund of our CRDA deposits. During 2012, we generated operating cash flow of $36.5 million, which had been impacted by our net loss during the year ended December 31, 2012.

Cash Flows Used in Investing Activities
Investments in property and equipment during 2014, 2013 and 2012 were $18.7 million, $22.4 million, and $34.7 million, respectively. Cash provided by investing activities during 2014 and 2012 included $2.2 million and $3.9 million, respectively, in cash proceeds related to the subrogation of insurance claims related to the fire that occurred during the construction of The Water Club in 2007. Additionally, during the year ended December 31, 2012, we had $2.8 million in cash provided by other investing representing our share of the proceeds related to the liquidation of underlying primary assets held at a nonconsolidated subsidiary.

Cash Flows Used in Financing Activities
Depending on our cash flow needs, we borrow and repay amounts under our Credit Facility to manage our overall cash position. We repaid $32.3 million of our Incremental Term Loan in 2014. During 2013, we also entered into the Incremental Term Loan and received $376.2 million in net proceeds. We also retired all of our outstanding 2015 Notes during 2013.

We are prohibited from making certain distributions to our members, pursuant to the terms of our Credit Facility; and accordingly, we did not make any distributions during the years ended December 31, 2014, 2013 and 2012.

Other Items Affecting Liquidity
We anticipate the ability to fund our capital requirements for the next twelve months using cash flows from operations and availability under our Credit Facility. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company and extended the terms to 20 years from the opening of our rooms expansion. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.7 million per annum as of December 31, 2014. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated to be approximately $1.7 million in the aggregate per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
Investment Alternative Tax
The New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of their land-based gross gaming revenues in lieu of an Investment Alternative Tax ("IAT") equal to 2.5% of land-based gross gaming revenues and for an assessment of licensees equal to 2.5% of online gross gaming revenues in lieu of an IAT equal to 5.0% of online gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.

In order to address the shrinking property tax base caused by the reduced valuations and closures of four Atlantic City casinos in 2014, city and state officials have proposed a Payment In Lieu of Taxes (“Pilot”) program. Under such proposed legislation, each Atlantic City casino would be required to make an allocated annual lump sum payment for a 15 year period. Additional proposed legislation would redirect $25 million to $30 million in certain casino IAT collections to municipal debt payments. Currently, the CRDA utilizes these IAT funds for development projects in Atlantic City.
Our CRDA obligations for the years ended December 31, 2014, 2013 and 2012 were $9.1 million, $7.8 million and $7.7 million, respectively, of which valuation provisions of $2.4 million, $2.2 million and $4.4 million, respectively, were recorded due to the respective underlying agreements.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the "Tourism District") be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the "ACA"), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012, followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we are expensing our pro rata share of the $155 million as incurred.

Pending proposed Pilot program legislation, the ACA would be eliminated; however, the remaining two years of the $30 million annual funding would be redirected to help stabilize the Atlantic City budget under the potential legislation.

During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $7.4 million, $6.5 million and $6.1 million, respectively, for our pro rata share of the contributions to the ACA.

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

Our estimated total capital expenditures for 2015 are expected to be approximately $39.0 million and are primarily comprised of maintenance capital projects. We intend to fund such capital expenditures through our Credit Facility and operating cash flows.

Contractual Obligations
The following summarizes our contractual obligations:

	Year Ending December 31,
(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations:
Credit facility	$13,700	$—	$—	$—	$13,700	$—	$—
Incremental term loan	347,700	3,800	3,800	3,800	336,300	—	—
9.875% senior secured notes due 2018	393,500	—	—	—	393,500	—	—
Fixed interest obligations (1)	140,861	38,858	38,858	38,858	24,287	—	—
Variable interest obligations (1)	85,246	23,903	23,647	23,390	14,306	—	—
Operating leases	355,393	8,258	7,288	6,705	6,573	6,280	320,289
Other commitments (2)	206,875	24,128	20,888	13,488	13,488	13,488	121,395
Total contractual obligations	$1,543,275	$98,947	$94,481	$86,241	$802,154	$19,768	$441,684

(1) Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2014. Estimated interest payments for variable-rate debt are based on rates at December 31, 2014.

(2) Other commitments primarily include fixed utility commitments for energy, contributions related to the Atlantic City Alliance and entertainment retainers.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of the utility contract discussed above and an outstanding letter of credit of
$4.8 million at December 31, 2014.

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

At both December 31, 2014 and 2013, approximately 99% of our casino accounts receivable were owed by customers from the United States, with a concentration of the receivables being from customers in the Northeast.

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

The following table presents key statistics related to our casino accounts receivable:

	December 31,
(In thousands)	2014	2013
Casino accounts receivable	$45,781	$44,112
Allowance for casino doubtful accounts receivable	21,458	20,968
Allowance as a percentage of casino accounts receivable	46.9%	47.5%
Percentage of casino accounts receivable aged over 365 days	40.7%	46.1%

At December 31, 2014, a 100 basis-point increase in the percentage of casino accounts receivable aged over 365 days would change the provision for doubtful accounts by approximately $0.5 million, based solely on applying our standard reserving methodology to these receivables.

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

Our long-lived assets were carried at $1.17 billion at December 31, 2014, or 90.5% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

No impairments of our long-lived tangible assets were recorded in 2014 and 2013. During the year ended December 31, 2012, we recorded a non-cash impairment charge of $2.8 million related to a parking structure project that was abandoned.

Determination of Self-Insured Reserves
We are currently self-insured up to $75 million, $1 million, $0.2 million, and $0.3 million with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Self-insurance reserves include accruals of estimated settlements for known claims ("Case Reserves") as well as accruals of estimates for claims incurred but not yet reported ("IBNR"). Case Reserves represent estimated liability for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses ("LAE"). Generally, LAE includes claims settlement costs directly assigned to specific claims. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

We have relied upon an industry-based method to establish our self-insurance reserves, which projects the ultimate losses estimated by multiplying the exposures by a selected ultimate loss rate. The selected ultimate loss rates were determined based on a review of ultimate loss rates for prior years, adjusted for loss and exposure trend, and benefit level changes. We believe this method best provides an appropriate result, given the maturing experience and relative stabilization of our claims history. Loss rates are based on industry Loss Development Factors ("LDFs"). Industry LDFs are from various national sources for general liability claims, and we utilize the most recent information available, although there is some lag time between compilation and publishing of such reports, during which unfavorable trends or data could emerge, which would not be reflected in our reserves.

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

Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies-Recently Issued Accounting Pronouncements, in the notes to the consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBOR rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We do not enter into market risk sensitive instruments for trading purposes.

Borrowings under the Credit Facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the "base rate"), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Credit Facility ranging from 0.50% per annum to 1.00% per annum.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, specifically our debt obligations, and presents principal cash flows and related weighted-average interest rates by expected maturity dates.

The scheduled maturities of our long-term debt outstanding as of December 31, 2014 during future years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
(In thousands, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt:
Fixed-rate	$—	$—	$—	$393,500	$—	$—	$393,500	$412,191
Average interest rate	9.9%	9.9%	9.9%	9.9%	—%	—%	9.9%
Variable-rate	$3,800	$3,800	$3,800	$350,000	$—	$—	$361,400	$354,446
Average interest rate	6.6%	6.6%	6.6%	6.6%	—%	—%	6.6%

As of December 31, 2014, our long-term variable rate borrowings represented approximately 47.9% of our total long-term debt. Our senior notes bear interest at a fixed rate. Based on December 31, 2014 debt levels, a 100 basis point change in LIBOR or the base rate would cause our annual interest costs to change by approximately $3.6 million. However, due to a floor imposed in the Lender Joinder Agreement and the Eurodollar Rate at December 31, 2014, our current exposure is limited to approximately $0.6 million. As a result, as of December 31, 2014, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations. We do not utilize market risk sensitive instruments for trading purposes.

The following table provides other information about our long-term debt:

	December 31, 2014
(In thousands)	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Revolving Credit Facility	$13,700	$13,700	$13,700	Level 2
Incremental Term Loan	347,700	344,999	340,746	Level 2
9.875% Senior Secured Notes due 2018	393,500	386,620	412,191	Level 1
Total debt	$754,900	$745,319	$766,637

The estimated fair value of our Revolving Credit Facility at December 31, 2014 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Revolving Credit Facility. The estimated fair values of our incremental term loan is based on a relative value analysis performed on or about December 31, 2014. The estimated fair value of our senior secured notes is based on quoted market prices as of December 31, 2014.

ITEM 8.	Financial Statements and Supplementary Data
The following consolidated financial statements for the three years in the period ended December 31, 2014 are filed as part of this Report:

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

We have audited the accompanying consolidated balance sheets of Marina District Development Company, LLC, a New Jersey limited liability company ("MDDC"), the parent of Marina District Finance Company, Inc., a New Jersey corporation ("MDFC" or "Subsidiary") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in member equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marina District Development Company, LLC and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 19, 2015

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
as of December 31, 2014 and 2013
______________________________________________________________________________________________________

	December 31,
(In thousands)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$36,054	$37,527
Restricted cash	5,676	—
Accounts receivable, net	32,839	33,328
Inventories	4,455	4,184
Prepaid expenses and other current assets	17,895	7,613
Income taxes receivable	—	1,037
Deferred income taxes	3,378	2,488
Total current assets	100,297	86,177
Property and equipment, net	1,173,222	1,212,934
Debt financing costs, net	8,435	11,347
Other assets, net	14,682	10,361
Total assets	$1,296,636	$1,320,819
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$3,800
Accounts payable	5,674	5,924
Other current tax liabilities	3,573	—
Income taxes payable, net	4,143	—
Accrued liabilities	104,960	98,095
Total current liabilities	122,150	107,819
Long-term debt, net of current maturities	741,519	797,460
Deferred income taxes	6,315	7,049
Other long-term tax liabilities	9,768	9,224
Other liabilities	5,007	11,099
Commitments and contingencies (Note 6)
Member equity	411,877	388,168
Total liabilities and member equity	$1,296,636	$1,320,819
The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2014	2013	2012
REVENUES
Operating revenues:
Gaming	$672,570	$615,734	$609,128
Food and beverage	138,396	140,292	140,391
Room	118,308	115,113	114,505
Other	41,174	42,377	39,515
Gross revenues	970,448	913,516	903,539
Less promotional allowances	232,237	217,816	217,317
Net revenues	738,211	695,700	686,222
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	268,187	249,357	254,935
Food and beverage	71,259	71,048	71,584
Room	14,076	12,934	13,492
Other	33,953	34,642	31,712
Selling, general and administrative	132,898	148,780	139,101
Maintenance and utilities	61,740	59,514	59,633
Depreciation and amortization	58,969	60,908	63,956
Impairments of assets	—	5,032	2,811
Other operating items, net	(1,746)	3,318	(7,700)
Preopening expenses	269	4,056	240
Total operating costs and expenses	639,605	649,589	629,764
Operating income	98,606	46,111	56,458
Other expense
Interest expense, net	70,758	81,335	82,902
Loss on early extinguishments of debt	740	25,856	—
Total other expense	71,498	107,191	82,902
Income (loss) before state income taxes	27,108	(61,080)	(26,444)
State income tax benefit (provision)	(3,399)	4,503	1,253
Net income (loss)	$23,709	$(56,577)	$(25,191)

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

(In thousands)	Capital Contributions	Retained Earnings/ (Accumulated Deficit)	Total Member Equity
Balances, January 1, 2012	$446,700	$23,236	$469,936
Net loss	—	(25,191)	(25,191)
Balances, December 31, 2012	446,700	(1,955)	444,745
Net loss	—	(56,577)	(56,577)
Balances, December 31, 2013	446,700	(58,532)	388,168
Net income	—	23,709	23,709
Balances, December 31, 2014	$446,700	$(34,823)	$411,877

The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$23,709	$(56,577)	$(25,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,969	60,908	63,956
Gain from insurance recoveries	(2,197)	—	(7,694)
Amortization of debt financing costs	2,614	1,472	1,349
Amortization of discounts on long-term debt	2,308	3,782	3,716
Deferred income taxes	(1,624)	(5,523)	(1,636)
Provision for doubtful accounts	4,028	2,824	1,954
Noncash asset write-downs	—	5,212	2,805
Loss on early extinguishments of debt	740	25,857	—
Write-down of debt financing costs	—	—	146
Other operating activities	366	4	30
Changes in operating assets and liabilities:
Restricted cash	(5,676)	—	—
Accounts receivable, net	(3,539)	749	(1,391)
Inventories	(271)	(320)	439
Prepaid expenses and other current assets	(10,652)	(871)	(57)
Other current tax liabilities	3,573	—	—
Income taxes receivable/payable	5,180	(1,693)	57
Other long-term tax assets	—	—	521
Other assets, net	(4,740)	16,560	(1,437)
Accounts payable and accrued liabilities	6,561	3,694	(390)
Other long-term tax liabilities	544	(2,228)	(195)
Other liabilities	(6,092)	2,133	(440)
Net cash provided by operating activities	73,801	55,983	36,542
Cash Flows from Investing Activities
Capital expenditures	(18,716)	(22,357)	(34,742)
Insurance proceeds for replacement assets	2,197	—	3,944
Other investing activities, net	—	—	2,800
Net cash used in investing activities	(16,519)	(22,357)	(27,998)
Cash Flows from Financing Activities
Borrowings under bank credit facility	526,100	444,500	632,700
Payments under bank credit facility	(552,300)	(424,600)	(652,900)
Net proceeds from issuance of term loan	—	376,200	—
Payments to repurchase senior secured notes	—	(416,209)	—
Payments on term loan	(32,300)	—	—
Debt financing costs	(255)	(10,115)	(443)
Net cash used in financing activities	(58,755)	(30,224)	(20,643)
Increase (decrease) in cash and cash equivalents	(1,473)	3,402	(12,099)
Cash and cash equivalents, beginning of period	37,527	34,125	46,224
Cash and cash equivalents, end of period	$36,054	$37,527	$34,125

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$66,466	$82,914	$77,693
Cash paid (received) for income taxes, net	(1,029)	1,695	—
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$54	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
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

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. ("BAC"), a wholly owned subsidiary of Boyd Gaming Corporation ("Boyd"), and MAC, Corp. ("MAC"), a second tier, wholly owned subsidiary of MGM Resorts International ("MGM"). The joint venture operates pursuant to an operating agreement between BAC and MAC (the "Operating Agreement"), in which BAC and MAC each hold a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company ("MDDHC").

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust") in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). Subsequent to a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date.

There was no resulting direct impact on our consolidated financial statements from these events.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of MDDC and MDFC.

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

Accounts Receivable, net
Accounts receivable consist primarily of casino, hotel and other receivables. Accounts receivable are typically non-interest-bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

allowance for doubtful accounts is maintained to reduce our receivables to their estimated realizable amount. The allowance is estimated based on specific review of customer accounts and management's historical collection experience as well as current economic and business conditions. As a result, the net carrying value approximates fair value.

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance, January 1	$20,996	$22,356	$23,555
Additions	4,028	2,824	1,954
Deductions	(3,532)	(4,184)	(3,153)
Ending balance, December 31	$21,492	$20,996	$22,356

Management does not believe that any significant concentration of credit risk existed at December 31, 2014.

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

Gains or losses on disposals of assets are recognized as incurred using the specific identification method. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

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

No impairment charge was recorded during the year ended December 31, 2014. An impairment charge of $2.8 million was recognized in the year ended December 31, 2012, as a result of the abandonment of a project to construct a parking structure.

Capitalized Interest
Interest costs, primarily associated with our expansion projects, are capitalized as part of the cost of our constructed assets. Interest costs, which include commitment fees, letter of credit fees and the amortized portion of deferred financing fees, discounts and origination fees, are capitalized on amounts expended for the respective projects using our weighted-average cost of borrowing. Capitalization of interest will cease when the respective project, or discernible portions of the projects, are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. No interest was capitalized during the years ended December 31, 2014 and 2013. Capitalized interest for the year ended December 31, 2012 was $0.5 million.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

CRDA Investments
Pursuant to the New Jersey Casino Control Act ("Casino Control Act"), as a casino licensee, we are assessed an amount equal to 1.25% of our land-based gross gaming revenues in order to fund qualified investments. This assessment is made in lieu of an Investment Alternative Tax ("IAT") equal to 2.5% of land-based gross gaming revenues. The Casino Control Act also provides for an assessment of licensees equal to 2.5% of online gross gaming revenues, which is made in lieu of an IAT equal to 5.0% of online gross gaming revenues. Once our funds are deposited with the New Jersey Casino Reinvestment Development Authority ("CRDA"), qualified investments may be satisfied by: (i) the purchase of bonds issued by the CRDA at below market rates of interest; (ii) direct investment in CRDA-approved projects; or (iii) a donation of funds to projects as determined by the CRDA. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investments to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly, if necessary when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $9.2 million and $4.6 million as of December 31, 2014 and 2013, respectively, and are included in other assets, net, on our consolidated balance sheets. An impairment charge of $5.0 million was recognized in the year ended December 31, 2013, related to our CRDA investments.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance, January 1	$11,566	$9,083	$8,095
Charged to costs and expenses	20,045	19,780	18,455
Payments made	(18,026)	(17,297)	(17,467)
Ending balance, December 31	$13,585	$11,566	$9,083

Revenue Recognition
Gaming revenue represents the net win from gaming activities, which is the aggregate difference between gaming wins and losses. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Cash discounts and other incentives to customers related to gaming play are recorded as a reduction of gross gaming revenues as promotional allowances.

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

The amounts included in promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Rooms	$71,551	$71,632	$71,979
Food and beverage	51,552	51,542	52,859
Other	109,134	94,642	92,479
Total promotional allowances	$232,237	$217,816	$217,317

The estimated costs of providing such promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Rooms	$21,729	$21,440	$23,066
Food and beverage	40,894	39,774	42,067
Other	11,579	10,972	11,584
Total cost of promotional allowances	$74,202	$72,186	$76,717

Gaming Taxes
We are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the consolidated statements of operations. These taxes were $51.9 million, $45.4 million and $44.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes
As a single member limited liability company, MDDC is treated as a disregarded entity for federal income tax purposes. As such, it is not subject to federal income tax and its income is treated as earned by its member, MDDHC. MDDHC is treated as a partnership

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

for federal income tax purposes and federal income taxes are the responsibility of its members. In New Jersey, casino partnerships are subject to state income taxes under the Casino Control Act; therefore, MDDC, considered a casino partnership, is required to record New Jersey state income taxes. In 2004, MDDC was granted permission by the state of New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with the members of its parent, MDDHC. The amounts reflected in the condensed consolidated financial statements are reported as if MDDC was taxed for state purposes on a stand-alone basis; however, MDDC files a consolidated state tax return with the members of MDDHC. Under the terms of the tax sharing agreement between MDDC and the members of its parent, current year tax attributes of the members are utilized prior to MDDC’s separately determined net operating loss carryforward.  The utilization of the current year member tax attributes in 2014 resulted in an income tax payable of $4.1 million that will be remitted to the members of MDDHC under the tax sharing agreement.

The amounts due to these members are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable (receivable) is presented below:

	December 31,
(In thousands)	2014	2013
Amounts payable to members of MDDHC	$4,148	$—
Amounts receivable - State	(5)	(1,037)
Income taxes payable (receivable), net	$4,143	$(1,037)

Advertising Expense
Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $22.9 million, $14.1 million and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Preopening Expenses
Certain costs of start-up activities were expensed as incurred. During the years ended December 31, 2014, 2013 and 2012, we expensed $0.3 million, $4.1 million and $0.2 million, respectively. The preopening expenses incurred during 2014 were related primarily to our internet gaming initiative.

Other Operating Items, net
Other operating items, net, generally includes unusual, nonrecurring charges and credits. The net credit of $1.7 million for the year ended December 31, 2014, includes recoveries resulting from the receipt of insurance proceeds related to the fire that occurred during the construction of The Water Club in 2007 of $2.2 million. Other operating items, net, for the year ended December 31, 2013, totaled $3.3 million, including $2.1 million for self-insurance reserve adjustments related to prior periods. Other operating items, net, for the year ended December 31, 2012, reflected a net credit of $7.7 million, which was comprised of a gain of $3.8 million related to the subrogated insurance settlement related to the fire that occurred during the construction of The Water Club in 2007, and a gain of $3.8 million from business interruption proceeds due to the mandated closure of the property in August 2011 related to Hurricane Irene.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Reclassification
Certain prior period amounts presented on our consolidated balance sheets have been reclassified to conform to the current year presentation. The reclassification is related to long-term tax liabilities totaling $3.2 million reclassified from other long-term tax liabilities to other liabilities in our consolidated balance sheet for the year ended December 31, 2013. This reclassification had no effect on our total liabilities and member equity as previously reported.

Recently Issued Accounting Pronouncements
Accounting Standards Update 2014-17 ASC 805 Business Combinations ("Update 2014-17")
In November 2014, the FASB issued Update 2014-17, which provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The pronouncement was effective on November 18, 2014. The impact of the adoption of Update 2014-17 did not have an effect on our consolidated financial statements.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	December 31,
(In thousands)	2014	2013
Land	$87,301	$87,301
Buildings and improvements	1,420,467	1,416,432
Furniture and equipment	321,459	314,610
Construction in progress	9,569	5,533
Total property and equipment	1,838,796	1,823,876
Less accumulated depreciation	665,574	610,942
Property and equipment, net	$1,173,222	$1,212,934
Depreciation expense was $58.5 million, $60.0 million and $63.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

NOTE 3.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(In thousands)	2014	2013
Payroll and related	$22,546	$20,736
Interest	15,205	15,840
Gaming liabilities	25,463	20,714
Player loyalty program liabilities	4,963	4,320
General liability claims	11,212	9,601
Other accruals	25,571	26,884
Total accrued liabilities	$104,960	$98,095

NOTE 4.    LONG-TERM DEBT
Long-term debt, net of current maturities, consists of the following:

		December 31, 2014
(In thousands)	Interest Rates at Dec. 31, 2014	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	4.10%	$13,700	$—	$—	$13,700
Incremental Term Loan	6.75%	347,700	(2,701)	—	344,999
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,488)	(5,392)	386,620
		754,900	(4,189)	(5,392)	745,319
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$751,100	$(4,189)	$(5,392)	$741,519

		December 31, 2013
(In thousands)	Interest Rates at Dec. 31, 2013	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	3.86%	$39,900	$—	$—	$39,900
Incremental Term Loan	6.75%	380,000	(3,766)	—	376,234
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,811)	(6,563)	385,126
		813,400	(5,577)	(6,563)	801,260
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$809,600	$(5,577)	$(6,563)	$797,460

Bank Credit Facility
Significant Terms
On July 24, 2013, MDFC entered into an Amended and Restated Credit Agreement (the "Credit Facility") with MDDC, certain financial institutions, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender. The Credit Facility replaces the Credit Agreement, dated as of August 6, 2010, among MDFC, MDDC, various lenders and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, as amended (the "Prior Credit Facility"), which provided for the bank credit facility.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The Credit Facility provides for a $60 million senior secured revolving credit facility including a $15.0 million swing loan sublimit (the "Revolving Credit Facility") which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). A portion of the availability under the Revolving Credit Facility was used to repay obligations outstanding under the Prior Credit Facility.

The Credit Facility includes an accordion feature which permits an increase in the Revolving Credit Facility in an amount not to exceed $15 million. We exercised this feature in fourth quarter 2014 to increase our Revolving Credit Facility by $10 million. The Credit Facility provides for a $70 million senior secured Revolving Credit Facility which matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). The accordion feature also allows for the issuance of senior secured term loans to refinance the MDFC's 9.875% Senior Secured Notes due 2018 (the "2018 Notes") outstanding pursuant to the Indenture, subject to the satisfaction of certain conditions.

Amounts Outstanding
The outstanding principal amounts under the Revolving Credit Facility are comprised of the following:

	December 31,
(In thousands)	2014	2013
Revolving Credit Facility	$5,000	$35,000
Swing Loan	8,700	4,900
Total outstanding principal amounts under the Revolving Credit Facility	$13,700	$39,900

At December 31, 2014, after consideration of $4.8 million allocated to support a letter of credit, remaining contractual availability under the Revolving Credit Facility was $51.5 million.

Interest and Fees
Outstanding borrowings under the Revolving Credit Facility including those borrowings under the swing loan accrue interest, at the option of MDFC, at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, and (c) the daily federal funds rate plus 0.50%, or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii), an applicable margin as specified in the Revolving Credit Facility. In addition, a commitment fee is incurred on the unused portion of the Revolving Credit Facility ranging from 0.50% per annum to 0.75% per annum.

Guarantees and Collateral
The Revolving Credit Facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of the assets of MDFC, MDDC and any future subsidiaries of MDDC, subject to certain exceptions. The obligations under the Revolving Credit Facility will have priority in payment to the payment of the 2018 Notes. Neither BAC, its parent, its affiliates, nor MAC are guarantors of the credit facility.

Financial and Other Covenants
The Revolving Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA (as defined in the Revolving Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii) imposing restrictions on MDDC's ability to make restricted payments, other than those allowed by the Credit Facility ("Borgata Restricted Payments"). Borgata Restricted Payments primarily include (i) the Tax Amount (as defined in the Credit Facility), so long as Borgata remains a pass-through entity for United States federal income tax purposes, and (ii) cash dividends to the extent no event of default would be caused, financial covenants would not exceed or be outside of applicable ratios.

Debt Financing Costs
In conjunction with the bank credit facility and the amendment thereto, during the years ended December 31, 2014, 2013 and 2012, we incurred incremental debt financing costs of $0.3 million, $10.1 million and $0.4 million, respectively, related to the bank credit facility which have been deferred and are being amortized over the remaining term of the bank credit facility.
During the year ended December 31, 2013, we recognized a $0.5 million loss on early extinguishments of debt to write-off the remaining, unamortized deferred finance charges related to the Prior Credit Facility.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

During the year ended December 31, 2012, we accelerated the amortization of approximately $0.1 million of the outstanding deferred loan fees, which adjusted the fees by an amount representing the pro rata reduction in borrowing capacity under our Prior Credit Facility.

Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joint Agreement (the "Incremental Term Loan"), among MDDC, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The Incremental Term Loan increased the term commitments under the Revolving Credit Facility by an aggregate amount of $380.0 million. The Incremental Term Loan was fully funded on December 16, 2013, and proceeds were used to repay MDFC’s outstanding 2015 Notes.
The interest rate per annum applicable to the Incremental Term Loan is either (a) the Effective Eurodollar Rate (the greater of the Eurodollar Rate in effect for such interest period and 1.00%) plus the Term Loan Applicable Rate (ranging from 5.50% to 5.75%) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the Revolving Credit Facility, or (b) the Base Rate (Effective Eurodollar Rate for one month plus 1.00%) plus the Term Loan Applicable Rate (ranging from 4.50% to 4.75%) if and to the extent the Incremental Term Loan is a Base Rate Loan under the Revolving Credit Facility. The Incremental Term Loan was issued with 1.00% of original issue discount.
The Incremental Term Loan requires fixed quarterly amortization of principal equal to 0.25% of the original principal amount of the Incremental Term Loan beginning March 31, 2014. The remaining outstanding principal amount of the Incremental Term Loan is required to be paid on August 15, 2018. We prepaid $32.3 million of the Incremental Term Loan during the year ended December 31, 2014, and recognized a $0.7 million loss on early extinguishments of debt related to the prepayment.
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

Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At December 31, 2014, the effective interest rate on the Incremental Term Loan was 6.9%.

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
Original Issue Discount
The original issue discount has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At December 31, 2014, the effective interest rate on the 2018 Notes was 10.4%.

Indenture
The indenture governing the 2018 Notes allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at December 31, 2014.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Loss on Early Extinguishments of Debt
During the year ended December 31, 2014, we recognized a $0.7 million loss on early extinguishments of debt related to early payments made on the Incremental Term Loan, as previously mentioned. During the year ended December 31, 2013, we recognized a $25.3 million loss on early extinguishments of debt related to the repurchase and retirement of the 2015 Notes, in addition to the previously mentioned $0.5 million loss on early extinguishments of debt related to the Prior Credit Facility.

Covenant Compliance
As of December 31, 2014, we believe that we were in compliance with the financial and other covenants of our debt instruments.

Scheduled Maturities of Long-Term Debt
The scheduled maturities of long-term debt, as discussed above, are as follows:

For the Year Ending December 31,	(In thousands)
2015	$3,800
2016	3,800
2017	3,800
2018	743,500
2019	—
Thereafter	—
Total outstanding principal of long-term debt	$754,900

NOTE 5.    INCOME TAXES
Provision for (Benefit from) State Income Taxes
A summary of the provision for (benefit from) state income taxes is as follows:

	December 31,
(In thousands)	2014	2013	2012
State
Current	$4,152	$2	$57
Deferred	(753)	(4,505)	(1,310)
Provision for (benefit from) state income taxes	$3,399	$(4,503)	$(1,253)

The following table provides a reconciliation between the state statutory rate and the effective income tax rate where both are expressed as a percentage of income:

	December 31,
	2014	2013	2012
Tax provision at state statutory rate	9.0%	9.0%	9.0%
Accrued interest on uncertain tax benefits	3.2	(1.5)	(2.1)
New jobs investment tax credit	—	—	(1.9)
Other, net	0.3	(0.1)	(0.3)
Total state income tax provision	12.5%	7.4%	4.7%

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

The components comprising the Company's net deferred state tax liability are as follows:

	December 31,
(In thousands)	2014	2013
Deferred state tax assets
Net operating loss carryforward	$3,037	$9,257
Provision for doubtful accounts	1,490	1,466
Reserve for employee benefits	1,454	1,150
Accrued expenses	1,031	921
Interest accrued on uncertain tax benefits	580	492
Other	704	765
Gross deferred state tax assets	8,296	14,051

Deferred state tax liabilities
Difference between book and tax basis of property	10,215	17,728
Prepaid services and supplies	825	657
Other	193	227
Gross deferred state tax liabilities	11,233	18,612
Net deferred state tax liabilities	$2,937	$4,561

At December 31, 2014, we have a state income tax net operating loss of approximately $33.7 million which may be carried forward or used until expiration beginning in 2032.

The items comprising our deferred state income taxes as presented on our consolidated balance sheets are as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Non-current deferred income tax liability	$6,315	$7,049
Current deferred income tax asset	(3,378)	(2,488)
Net deferred state tax liability	$2,937	$4,561

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Unrecognized tax benefit, January 1	$6,221	$6,225	$9,068
Additions based on tax positions related to current year	1	1	10
Additions based on tax positions related to prior years	—	—	—
Reductions based on tax positions settled with taxing authorities	—	—	(1,078)
Reductions based on tax positions related to prior years	(5)	(5)	(1,775)
Unrecognized tax benefit, December 31	$6,217	$6,221	$6,225

Included in the $6.2 million balance of unrecognized tax benefits at December 31, 2014 are $6.0 million of tax benefits that, if recognized, would affect the effective tax rate and $0.2 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During each of the years ended December 31, 2014 and 2013, we recognized accrued interest and penalties of approximately $0.5 million. During the year ended December 31, 2012, we recognized interest related benefits, due to the state impact of favorable federal settlements, of $0.5 million in our tax provision. We have $3.5 million and $3.0 million for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively.

Status of Examinations
We are subject to state taxation in New Jersey and our state tax returns are subject to examination for tax years ended on or after December 31, 2001. Statute expirations, related to state income tax returns filed for years prior to December 31, 2010 have been extended to July 31, 2015. The statute of limitations for all remaining state income tax returns will expire over the period October 2015 through October 2019. As we are a partnership for federal income tax purposes, we are not subject to federal income tax.

In January 2015, we received Joint Committee on Taxation ("Joint Committee") approval of our 2005-2009 IRS appeals settlement reached in August 2013. During 2013 we settled our federal income tax audit related to tax returns filed for the years ended December 31, 2003 and 2004; and effectively settled a portion of our federal income tax audit for returns filed for the years ended 2005 through 2009. Adjustments related to our federal examination affect the members of MDDHC, as we are not subject to federal income tax. We have recorded the expected state tax impact to our unrecognized tax benefits of certain federal income tax adjustments that have been settled with the IRS, for which the state and federal tax treatment should be consistent. The audit adjustments relate primarily to the appropriate class lives of certain depreciable assets. The state tax impact of the federal audit adjustments approved by the Joint Committee in January will be recorded in the first quarter of 2015. The state tax impact of the 2003-2004 federal exam settlements resulted in a reduction to our unrecognized tax benefit in 2012 of $2.9 million. Additionally, our New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2009 are under audit by the New Jersey Division of Taxation. It is reasonably possible over the next twelve-month period that we may experience a decrease in our unrecognized tax benefits, as of December 31, 2014, in an amount up to $6.2 million, substantially all of which would impact our effective tax rate.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Investment Alternative Tax
The New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of land-based gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of land-based gross gaming revenues and for an assessment of licensees equal to 2.5% of online gross gaming revenues in lieu of an IAT equal to 5.0% of online gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.

Our CRDA obligations for the years ended December 31, 2014, 2013 and 2012 were $9.1 million, $7.8 million and $7.7 million, respectively, of which valuation provisions of $2.4 million, $2.2 million and $4.4 million, respectively, were recorded due to the respective underlying agreements.

In order to address the shrinking property tax base caused by reduced valuations and the closures of four Atlantic City casinos in 2014, city and state officials have proposed a Payment In Lieu of Taxes (“Pilot”) program. Under such proposed legislation, each Atlantic City casino would be required to make an allocated annual lump sum payment for a 15 year period. Additional proposed legislation would redirect $25 million to $30 million in certain casino IAT collections to municipal debt payments. Currently, the CRDA utilizes these IAT funds for development projects in Atlantic City.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the "Tourism District") be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the "ACA"), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. The public-private partnership between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed quarterly by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the quarterly contributions will equate to a percentage representing its gross gaming revenue for each corresponding period compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred.

Pending proposed Pilot program legislation, the ACA would be eliminated; however, the remaining two years of the $30 million annual funding would be redirected to help stabilize the Atlantic City budget under the potential legislation. During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $7.4 million, $6.5 million and $6.1 million, respectively, for our pro rata share of the contributions to the ACA.

Leases
As of December 31, 2014, MDDC owns approximately 26 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases for a total of approximately 20 acres of land on which our existing employee parking garage, public space expansion, rooms expansion, and modified surface parking lot reside, as well as, an undeveloped parcel. All of these parcels were originally leased from MAC. Following the 2010 sale of several of the leased parcels by MAC to a third party, now only the surface parking lease is with MAC. The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease which could be terminated by either party effective on the last day of the month that is three months after notice is given. The leases consist of:

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

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

March 23, 2010, for approximately 2 acres of land underlying the Rooms Expansion and 3 acres of land underlying a parking structure each (the "Rooms Expansion Ground Lease");

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement dated September 21, 2009, the Modification of Surface Lot Ground Lease, dated March 23, 2010, and the Amendment to the Surface Lot Ground Lease dated November 7, 2013, for approximately 8 acres of land consisting of the surface parking lot (collectively, the "Surface Parking Lot Ground Lease"); and

•
The Ground Lease Agreement, dated as of March 23, 2010, for approximately 1 acre of undeveloped land. On March 3, 2015, we announced plans to build an outdoor entertainment venue to host concerts and festivals on the undeveloped land. Construction is expected to be completed in early summer 2015.

MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord. Total rent incurred under the ground leases was $6.1 million for each of the years ended December 31, 2014 and 2013, and $5.8 million for the year ended December 31, 2012. In addition, MDDC is responsible for all property taxes assessed on the leased properties. Total property taxes incurred for ground lease agreements were $9.2 million, $18.3 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Pursuant to the Operating Agreement, MAC is responsible for its allocable share of expenses related to master plan and government improvements at Renaissance Pointe. The related amounts due from MAC for these types of expenditures incurred by us were $0.2 million and $0.3 million at December 31, 2014 and 2013, respectively. Reimbursable expenditures incurred were $0.7 million for both years ended December 31, 2014, and 2013, and $0.6 million for the year ended December 31, 2012.

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases (principally for land, see above and Note 10, Related Party Transactions) as of December 31, 2014 are as follows:

For the Year Ending December 31,	(In thousands)
2015	$8,258
2016	7,288
2017	6,705
2018	6,573
2019	6,280
Thereafter	320,289
Total	$355,393

For the years ended December 31, 2014, 2013 and 2012, total rent expense was $15.9 million, $14.7 million and $13.8 million, respectively, which were included in Selling, General and Administrative accounts in the consolidated statements of operations.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our property, as of December 31, 2014 is as follows:

For the Year Ending December 31,	(In thousands)
2015	$1,753
2016	1,525
2017	1,444
2018	1,444
2019	1,444
Thereafter	5,232
Total	$12,842

For the years ended December 31, 2014, 2013 and 2012 , total rent income was $2.7 million, $3.1 million and $3.3 million, respectively, which is recorded as other revenue in the consolidated statements of operations.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. No trial date has been set for the Appellate Court hearing. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $49.0 million and $12.0 million, respectively. There can be no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as a tax credit of $19.25 million for tax year 2014, resulting from a reduced property tax valuation relative to 2013. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. Although the tax rate for 2015 is unknown, we believe that the revised valuation will result in significantly lower real estate taxes as compared to 2013. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011-2013 per the terms of the agreement.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$36,054	$36,054	$—	$—
Restricted cash	5,676	5,676	—	—
CRDA investments, net	9,158	—	—	9,158

	December 31, 2013
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$37,527	$37,527	$—	$—
CRDA investments, net	4,613	—	—	4,613

The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at December 31, 2014 and December 31, 2013. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at December 31, 2014 and December 31, 2013.

The following table summarizes the changes in fair value of the Company's Level 3 assets:

	Year Ended December 31,
(In thousands)	2014	2013
Balance at January 1,	$4,613	$28,464
Deposits	7,239	6,651
Included in earnings	(2,378)	(7,825)
Settlements	(316)	(22,677)
Ending balance at December 31,	$9,158	$4,613

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

Balances Disclosed at Fair Value
The following tables present the fair value measurement information about our long-term debt:

	December 31, 2014
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Revolving Credit Facility	$13,700	$13,700	$13,700	Level 2
Incremental Term Loan	347,700	344,999	340,746	Level 2
9.875% Senior Secured Notes due 2018	393,500	386,620	412,191	Level 1
Total debt	$754,900	$745,319	$766,637

	December 31, 2013
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
(In thousands)
Revolving Credit Facility	$39,900	$39,900	$39,900	Level 2
Incremental Term Loan	380,000	376,234	381,900	Level 2
9.875% Senior Secured Notes due 2018	393,500	385,126	425,472	Level 1
Total debt	$813,400	$801,260	$847,272

The estimated fair value of our Revolving Credit Facility at December 31, 2014 and 2013 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Revolving Credit Facility. The estimated fair value of our incremental term loan is based on a relative value analysis performed on or about December 31, 2014 and December 31, 2013. The estimated fair value of our senior secured notes is based on quoted market prices as of December 31, 2014 and 2013.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2014 and 2013.

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

Contributions, based on wages paid to covered employees, totaled $7.9 million, $7.3 million and $6.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. These aggregate contributions were not individually significant to any of the respective plans. There were no significant changes that would affect the comparability of our employer contributions during the years ended December 31, 2014, 2013 and 2012. Our estimated share of unfunded vested liabilities related to certain multi-employer pension plans is approximately $126.6 million as of January 1, 2014.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $1.3 million during the year ended December 31, 2014, and $1.4 million for each of the years ended December 31, 2013 and 2012.

NOTE 9.     SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected quarterly financial information:

	Year Ended December 31, 2014
(In thousands)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$167,264	$181,854	$209,946	$179,147	$738,211
Operating income	6,322	27,596	43,437	21,251	98,606
Net income (loss)	(10,664)	8,762	22,977	2,634	23,709

	Year Ended December 31, 2013
(In thousands)	First	Second	Third	Fourth	Year
Summary Operating Results:
Net revenues	$165,644	$172,877	$200,051	$157,128	$695,700
Operating income	12,204	6,944	28,712	(1,749)	46,111
Net income (loss)	(8,035)	(12,957)	5,180	(40,765)	(56,577)

NOTE 10.    RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

Surface Lot Ground Lease
We entered into a ground lease agreement with MAC for approximately 8 acres that provides the land on which our surface parking lot resides. The lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is three months after notice is given. Pursuant to the surface lot ground lease agreement, our lease payment is comprised of a de minimus monthly payment to the landlord and the property taxes, which are paid directly to the taxing authority. Property taxes incurred for the surface lot ground lease agreement were $1.0 million, $3.2 million, and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, which was included in selling, general and administrative on the consolidated statements of operations.

Compensation of Certain Employees
We reimburse BAC for out-of-pocket costs and expenses incurred related to employee travel and certain advertising expenses. In previous years, BAC was also reimbursed for compensation paid to employees performing services for us and for various payments made on our behalf, primarily related to third-party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.1 million and $0.4 million at December 31, 2014 and 2013, respectively. Reimbursable expenditures were $2.9 million, $7.7 million, and $10.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Reimbursable expenses, with the exception of deferred financing fees, are included in selling, general and administrative on the consolidated statements of operations.

NOTE 11.     SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after December 31, 2014. During this period, we did not identify any subsequent events, the effects of which would require adjustment to our financial position or results of operations as of and for the year ended December 31, 2014.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012
______________________________________________________________________________________________________

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the three years in the period ended December 31, 2014.

ITEM 9A.	Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2014, based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014, the end of our most recent fiscal year. Deloitte & Touche LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Member of
Marina District Development Company, LLC and Subsidiary:

We have audited the internal control over financial reporting of Marina District Development Company, LLC, a New Jersey limited liability company ("MDDC"), the parent of Marina District Finance Company, Inc., a New Jersey corporation ("MDFC") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated March 19, 2015, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 19, 2015

ITEM 9B.	Other Information
None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance
The names, ages and positions of each of the directors and executive officers of MDFC, as of December 31, 2014, are set forth below. Each of MDFC’s directors also serves as a director or executive officer of Boyd. In addition, each of MDFC’s executive officers also serves as an executive officer or director of Boyd. None of MDFC’s directors or executive officers receives any additional compensation for their service to MDFC or MDDC.

Board of Directors

Name	Age	Position
William S. Boyd	83	Director
Marianne Boyd Johnson	56	Director
Keith E. Smith	54	Director and President

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

Marianne Boyd Johnson
Ms. Johnson has served as a director of MDFC since April 2005 and as Vice President of MDFC from April 2005 to May 2010 and as a manager and Vice President of MDDC since April 1, 2005. Ms. Johnson has served as Vice Chairman of Boyd’s Board of Directors since February 2001 and has been a director since September 1990. Ms. Johnson has served as Executive Vice President of Boyd since January 2008. She also serves as chief diversity officer of Boyd. Ms. Johnson previously held the position of Senior Vice President of Boyd from December 2001 through December 2007; and prior to being elected Senior Vice President, she had served as Vice President of Boyd since September 1997. From 1976 until September 1990, she held a variety of operations positions with Boyd. Ms. Johnson also serves on the board of directors of Western Alliance Bancorporation. Ms. Boyd Johnson is the daughter of William S. Boyd who is a director of MDFC, a manager of MDDC, and a director and officer of Boyd. In concluding that Ms. Boyd Johnson should serve as a director of MDFC, Boyd’s Corporate Governance and Nominating Committee considered her significant "ground up" operations and management experience with Boyd, including 20 years as a member of Boyd’s board of directors, which she contributes coupled with her service on other boards and community organizations.

Keith E. Smith
Mr. Smith has served as the President and a director of MDFC since May 2008 and as a manager of and Vice President of MDDC since May 12, 2005. Mr. Smith has been President and a director of Boyd since April 2005, and he has served as Chief Executive Officer since January 2008. Mr. Smith served as the Chief Operating Officer of Boyd from October 2001 through December 2007, and prior to being appointed President, Mr. Smith had served as Boyd's Executive Vice President since May 1998. Mr. Smith joined Boyd in September 1990. Mr. Smith served as a board member of the Los Angeles Branch of the Federal Reserve Bank of San Francisco from 2009 through 2014, including having been appointed to serve as its Chairman from January 2012 through December

2014. In 2005, Mr. Smith was appointed to the Board of the Nevada Resort Association and served as Chairman from December 2008 until December 2012. Mr. Smith is also a member of the board of directors of the American Gaming Association having served as its Chairman in 2010 and 2011. He served as Vice Chairman of the Las Vegas Convention and Visitors Authority from January 2006 to July 2011 and is currently a member of the board of directors of Sky West, Inc. In concluding that Mr. Smith should serve as a director of MDFC, Boyd’s Corporate Governance and Nominating Committee considered his in-depth and strategic operations, management and financial knowledge of the gaming industry, which he possesses from his over 25 years in the gaming industry, including over 20 years with Boyd.

Executive Officers
The executive officers of MDFC as of December 31, 2014, were as follows:

Name	Age	Title
Keith E. Smith	54	President of MDFC; President, Chief Executive Officer and Director of Boyd
Robert L. Boughner	62	Executive Vice President and Chief Operating Officer of MDFC; Executive Vice President, Chief Business Development Officer and Director of Boyd
Josh Hirsberg	53	Vice President, Chief Financial Officer and Treasurer of MDFC; Senior Vice President, Treasurer and Chief Financial Officer of Boyd

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

Code of Ethics
As MDFC's directors and officers overlap with Boyd, MDFC does not have a separate code of ethics; however, Boyd has adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to each of those directors and executive officers of MDFC who are directors or officers of Boyd. Boyd's Code of Ethics is posted on its website at www.boydgaming.com. Any waivers or amendments to Boyd's Code of Ethics will be posted on Boyd's website.

Director Independence and Committees
The MDFC board of directors consists of three directors, all of whom also serve on the board of directors of Boyd. One of our directors, Mr. Smith, is also an executive officer of MDFC and MDDC and an executive officer and director of Boyd. Our other two directors, Mr. Boyd and Ms. Boyd Johnson, are executive officers and directors of Boyd. Boyd's board of directors has determined that none of the members of the MDFC board of directors is "independent," as (i) defined in Section 303A of the New York Stock Exchange Listed Company Manual (applicable to Boyd because its common stock is listed on the New York Stock Exchange) and (ii) within the meaning of Boyd's internal director independence standards. Each of the directors and executive officers of MDFC were selected because of their affiliation with Boyd, who, through its wholly-owned subsidiary, BAC, and MDDHC, the parent company of MDDC, is responsible for the operations and management of MDDC and MDFC.

MDFC does not have a standing audit committee, compensation committee or nominating committee. In addition, MDFC does not have an audit committee financial expert, and is not required to as it is not a "listed issuer" under the Exchange Act.

ITEM 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
Each of MDFC's Named Executive Officers, as identified in the Summary Compensation Table below, also serves as an executive officer, and is a Named Executive Officer, of Boyd. None of the Named Executive Officers receives any additional compensation for their service to MDFC, and neither MDFC nor MDDC separately provides any compensation to any of the Named Executive Officers. For the purpose of this Compensation Discussion and Analysis section of this Annual Report on Form 10-K, the term "Named Executive Officers" refer collectively to those Named Executive Officers of Boyd that comprise the MDFC and MDDC Named Executive Officers.

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

Executive Summary
In consideration of the continuing, but inconsistent, economic recovery from the national recession and the impacts that it has had on Boyd's industry and business, Boyd’s Compensation Committee (the "Compensation Committee") continued in its philosophy with taking a conservative, measured approach to compensation programs in fiscal year 2014. Highlighted below are some of the key actions and decisions with respect to executive compensation programs for fiscal year 2014, as approved by the Compensation Committee following input, analysis and recommendations from management and its compensation consultant, Exequity.

•
2013 and 2014 Executive Compensation Reviews. In late 2013, in consultation with Exequity, the Compensation Committee undertook a detailed review of each of the elements of Boyd's Named Executive Officers compensation packages to evaluate, and as appropriate, update the overall competitiveness and effectiveness of its executive compensation programs. The Compensation Committee carefully considered several factors, including the expanded scope of individual roles and responsibilities of the senior executive team as they work to run the business more efficiently, recent significant and strategic achievements and accomplishments, and the ongoing economic recovery. For 2014, in an effort to remain competitive in its compensation packages and to recognize achievements and leadership, and in consideration of the analysis provided by the 2013 executive compensation review, the Compensation Committee approved base salary increases for all of Boyd's Named Executive Officers as well as increases to the short-term bonus target awards and adjustments to the potential payout scales for Boyd's Named Executive Officers to better align the Boyd's short-term bonus plan with its bonus program in effect prior to the recession and with current competitive norms. In the fourth quarter of 2014, Exequity was engaged to perform an additional compensation study to assist the Compensation Committee in its evaluation of long term equity incentive compensation for 2014 as well as 2015 base salaries and annual bonus award levels for of Boyd's Named Executive Officers, as discussed further below.

•
Base Salary. The Compensation Committee determined it was appropriate to increase the base salaries of its Named Executive Officers for 2014. For Messrs. Smith and Boughner, Boyd's Executive Chairman, Chief Executive Officer and Chief Business Development Officer, respectively, this represented their first increase in base salaries in five years. Base salary increases for Boyd's Named Executive Officers were as follows: Mr. Smith, $150,000; Mr. Boughner, $25,000;

Mr. Chakmak (Boyd's former Executive Vice President and Chief Operating Officer who resigned in September 2014), $15,000; and for Mr. Hirsberg, $10,000.

•
Short-Term Bonus. For 2014, the Compensation Committee approved potential short-term cash bonus awards payable based on specific, objective performance criteria measured relative to the Boyd's operating budget, as approved by the board of directors. As a part of its review of compensation programs, in late 2013, the Compensation Committee approved certain modifications to the short-term bonus program, which included an increase in short-term bonus target awards for Boyd's Named Executive Officers. In fiscal year 2014, Boyd's actual corporate performance achieved approximately 94% of its target operating budget. Accordingly, the Compensation Committee approved the payment of short-term bonuses to Boyd's current Named Executive Officers, in accordance with the plan, resulting in short-term bonus payments to its Named Executive Officers of approximately 85% of each of their respective target award amounts; however, Mr. Chakmak's short-term bonus payment was prorated to 75% of the foregoing amount, reflecting his time served with Boyd during 2014 in accordance with the terms of his separation agreement.

•
Equity Compensation. In the fourth quarter of 2014, the Compensation Committee approved long-term incentive equity compensation for Boyd's currently serving Named Executive Officers. After considering the 2014 executive compensation review, as well as broader trends in current compensation practices generally at publicly traded companies in Boyd's peer group, the Compensation Committee granted the currently serving Named Executive Officers equity awards that allocated roughly twenty percent (20%) of the intended value of the equity compensation in the form of stock options and roughly forty percent (40%) of the intended value in the form of each restricted stock units ("RSUs") and performance-based restricted stock units ("Performance Shares"), respectively. This represented a change from past practice of allocating approximately one-third of the intended value to each equity compensation component. The Compensation Committee also approved the following new target valuations for the equity compensation awards: For Mr. Smith $3,000,000; for Mr. Boughner, $1,000,000 and for Mr. Hirsberg, $700,000. These target award values were consistent with the Compensation Committee's on-going philosophical goal of having Named Executive Officers' compensation generally approach the 50th percentile of the selected peer group of companies, as assessed in the 2014 executive compensation review and discussed further below.

•
Risk Considerations. As a part of its review in 2014 of compensation practices and policies, the Compensation Committee evaluated risks associated with Boyd's compensation programs. As described below under the section "-Risk Considerations in Boyd's Compensation Programs", the Compensation Committee undertook an annual evaluation of compensation risk. The Compensation Committee concluded that Boyd's compensation policies and practices for fiscal year 2014 do not create risks that are reasonably likely to have a material adverse effect on Boyd.

•
2015 Compensation. In the fourth quarter of 2014, in consultation with Exequity, the Compensation Committee again undertook a detailed review of each of the elements of the compensation packages of the currently serving Named Executive Officers to evaluate and update, as appropriate, the overall competitiveness and effectiveness of Boyd's executive compensation programs. The 2014 compensation review indicated that the overall target compensation packages of Boyd's Named Executive Officers continued to generally compare at or near the 50th percentile of its peer group, after giving effect to salary increases approved by the Compensation Committee for 2015, as discussed below.

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

In addition, the Compensation Committee annually reviews and approves Boyd’s corporate goals and objectives relative to Boyd’s Chief Executive Officer’s compensation, evaluates his compensation in light of such goals and objectives, and has the sole authority to set the Chief Executive Officer's compensation based on this evaluation. For 2014, the Compensation Committee, independent of management, determined the compensation arrangements for Boyd’s Chief Executive Officer, Keith E. Smith. The Compensation Committee approved the compensation arrangements of the other Named Executive Officers after reviewing the recommendations of Boyd’s Chief Executive Officer. In addition to its annual review of Boyd’s compensation levels, the Compensation Committee may, from time to time, review Boyd’s compensation practices and programs and generally has the authority, subject to any existing contractual or other rights of participants, to modify or terminate those practices and programs.

Boyd has historically engaged compensation consultants to assist it in the evaluation of its compensation practices and programs. In 2013, Exequity was engaged to provide an executive compensation study, consistent with prior years, and to assist the Compensation Committee in its review and evaluation of executive compensation programs generally, including by providing analysis on competitive compensation practices for 2014 base salaries and short-term bonus awards. In late 2014, Exequity was again engaged to perform an updated compensation study to assist the Compensation Committee in its evaluation of long term equity incentive compensation for 2014 as well as 2015 base salaries and annual bonus award levels for currently serving Named Executive Officers, as discussed further below.

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

During 2014, the Compensation Committee generally compared the compensation paid to Named Executive Officers with the compensation paid to executives at: Ameristar Casinos, Inc.; Caesars Entertainment; Churchill Downs, Inc.; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Resorts International; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Wynn Resorts, Ltd.; Bally Technologies, Inc.; Hyatt Hotels Corp.; International Game Technology; Scientific Games Corp.; Starwood Hotels & Resorts; Vail Resorts, Inc.; and Wyndham Worldwide Corp. This same peer group (except for Ameristar Casinos, Inc., which had been acquired and as such, no longer separately reported) was utilized in the 2014 executive compensation review regarding long term incentive equity compensation for 2014, as well as 2015 base salary and annual bonus awards.

The Compensation Committee has generally sought to ensure that each of the Named Executive Officer’s compensation is competitive with similarly situated executives at other companies within the applicable comparative group. The Compensation Committee also considers general market surveys and trends as part of the various factors it reviews in setting executive compensation. This practice allows for comparison both to direct gaming companies as well as to the broad leisure sector, and offers the Compensation Committee multiple vantage points from which to evaluate compensation. While the Compensation Committee reviews the compensation levels of executives at comparable companies and generally targets Boyd’s executive management’s compensation toward the 50th percentile of Boyd's peer group, the Compensation Committee does not benchmark, and the compensation packages of the Named Executive Officers are not tied to a relative ranking of compensation against other companies or that peer group.

Boyd's compensation program is intended to recognize achievement and leadership when appropriate and further align the interests of the Named Executive Officers with those of Boyd's stockholders, including with respect to its future performance and achievement of strategic objectives. For example, long-term incentive awards are entirely equity based, and Performance Shares comprise a meaningful component of the equity compensation for Boyd's Management Committee. The Management Committee, which plays an active and critical role in the leadership and strategy for the development, operations and growth of Boyd, included certain members of its senior management team in 2014, including each of the Named Executive Officers.

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

For 2014, the Compensation Committee determined, following consultation with Exequity, review of the objectives of Boyd’s compensation program and in recognition that the base salaries of Messrs. Smith and Boughner had not changed for five consecutive years, that increases to the base salaries for each of the Named Executive Officers were appropriate and are as follows: for Mr. Smith, in the amount of $150,000, bringing his salary to $1,250,000; for Mr. Boughner, in the amount of $25,000, bringing his salary to $1,125,000; for Mr. Chakmak, in the amount of $15,000, bringing his salary to $765,000; and for Mr. Hirsberg, in the amount of $10,000, bringing his salary to $495,000.

Short-Term Bonus
The Named Executive Officers are eligible to receive short-term (or annual) bonuses under Boyd’s 2000 Executive Management Incentive Plan ("2000 MIP"). Bonus awards under the 2000 MIP are generally set as a percentage of base salary, with the specific target percentage determined by the participant’s position, level and scope of responsibility within Boyd so that highly compensated executives receive a relatively larger percentage of their total compensation in the form of bonuses and other incentive based vehicles.

For 2014, the Compensation Committee continued Boyd's compensation practice of awarding cash bonuses based upon achievement of specific, predetermined objective performance targets, as it had for the past three fiscal years. As a part of its review of the elements of executive compensation programs, in late 2013, the Compensation Committee approved certain modifications to Boyd's short-term bonus program for 2014. These approved changes included increases to the short-term bonus target awards for Named Executive Officers and expansion of the potential payout scale, with: (i) the threshold bonuses reflecting achievement of 80% of the target performance level and yielding 50% of the target bonus payout; (ii) target bonuses reflecting achievement between 95-105% of the target performance level; and (iii) a maximum bonus reflecting the achievement of 130% or more of the target performance level and yielding 200% of the target bonus payout. The current potential payout scales are generally similar in structure to those utilized under the annual bonus plan prior to the recession.

The performance target was performance against Boyd’s 2014 operating budget, measured based on EBITDA (earnings before interest, taxes, depreciation and amortization), as approved by Boyd’s board of directors. For 2014, the approved operating budget was consolidated EBITDA of $535.5 million.1

For each of Boyd's Named Executive Officers, the short-term bonus potential awarded for 2014, as a percentage of base salary, was as follows:

	2014 Threshold Bonus	2014 Target Bonus	2014 Maximum Bonus
Keith E. Smith	75.00%	150.00%	300.00%
Robert L. Boughner	47.50%	95.00%	190.00%
Paul J. Chakmak	47.50%	95.00%	190.00%
Josh Hirsberg	37.50%	75.00%	150.00%
_________________________________
1 Note, EBITDA is a non-GAAP financial measure. For supplemental financial data and corresponding reconciliation of Boyd’s EBITDA to U.S. generally accepted accounting principles (“GAAP”), please see Note 15 to Boyd’s financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Adjusted consolidated EBITDA for the 2014 approved operating budget included 100% of EBITDA, after corporate expense, with respect to Boyd’s wholly owned properties and 50% of earnings before interest and taxes, with respect to operations of Borgata.

The actual award payout levels are increased or decreased based on the actual achievement relative to Boyd's 2014 approved operating budget. No short term bonus awards are earned for a performance level of less than 80% of the approved operating budget. Minimum award payouts are earned at a performance level of 80% of the approved budget, resulting in a payout award potential of 50% of the Named Executive Officer's target bonus amount. Target award payouts are earned at a performance level between 95% and 105% of budget. Maximum payouts are earned at a performance level of at least 130% of budget, resulting in a payout award potential of 200% of the Named Executive Officer's target bonus amount.

Boyd's actual 2014 performance, determined consistent with prior years, resulted in the achievement of approximately 94% of the approved operating budget, exceeding the threshold performance level. As a result, the Compensation Committee approved short-term bonus payments for 2014 representing approximately 85% of each Named Executive Officer's target bonus award amount. The precise amount of each currently serving Named Executive Officer's bonus is set forth below in the "Non-Equity Inventive Plan Compensation" column of the Summary Compensation Table. The precise amount of Mr. Chakmak's bonus is set forth below under "Potential Payments upon Termination or Change in Control (2014)". In accordance with his separation agreement, Mr. Chakmak's bonus was prorated to 75% of the amount he would have received had he remained employed with us, reflecting his time served with Boyd during 2014.

Given the modifications made by the Compensation Committee to the short-term bonus program for the prior fiscal year, the Compensation Committee concluded that no further changes to the program were needed for the 2015 award cycle. As such, for 2015, the Compensation Committee continued its practice of utilizing the achievement of predetermined, objective performance targets for short-term bonus awards and set the target as performance against Boyd's 2015 operating budget, as approved by Boyd's board of directors, measured based on EBITDA. Additionally, consistent with fiscal year 2014, the approved short-term bonus payout parameters for the currently serving Named Executive Offers for 2015, as a percentage of their base salaries, are as follows:

	2015 Threshold Bonus	2015 Target Bonus	2015 Maximum Bonus
Keith E. Smith	75.00%	150.00%	300.00%
Robert L. Boughner	47.50%	95.00%	190.00%
Josh Hirsberg	37.50%	75.00%	150.00%

The actual award payout levels will be increased or decreased based on the actual achievement relative to Boyd's 2015 approved operating budget on a similar performance level payout scale as its 2014 bonus program.

Long-Term Compensation
Boyd believes that the long-term compensation component should serve as both an incentive for achieving longer term company performance goals and as a retention tool for its executives. In 2014, as Boyd has done each year since 2008, all of the long-term compensation awards granted to the Named Executive Officers were in the form of equity awards.

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

The Compensation Committee determines the type of equity awards that are to be granted to the Named Executive Officers. Over recent years, these equity awards have consisted of grants under Boyd's stock incentive plans of stock options, RSUs and Performance Shares. Stock options are intended to provide strong alignment with Boyd's stockholders and only provide value to the executives if the stock price appreciates over the grant price. RSUs provide additional linkage to Boyd's stock price and serve to promote the retention of its executives. Performance Shares provide reward opportunities for achieving sustained multi-year performance goals as set by the Compensation Committee. Further, Performance Shares are intended to enhance the equity award component of compensation, promote retention and incentivize long-term strategic performance by balancing some of the risks of stock price volatility with long-term internal drivers of value. Each of these awards is ultimately denominated in shares of Boyd's common stock and is earned over three years, thus providing a strong incentive to grow Boyd's stockholder value.

Over the past three years (2011 through 2013), the Compensation Committee has approved equity awards to the Named Executive Officers comprised of stock options, RSUs and Performance Shares, with approximately one-third of the equity compensation award value split among each of the three types of awards for each current Named Executive Officer.

In connection with the 2014 Executive Compensation Review, the Compensation Committee noted a shift in broader trends in current compensation practices generally at publicly traded companies, with less emphasis being placed on stock option grants and more long term incentive award value allocated in the form of RSUs and performance-based equity awards. As a result, in late 2014, the Compensation Committee approved equity awards to the currently serving Named Executive Officers comprising stock options, RSUs and Performance Shares, with the awards representing approximately 20%, 40% and 40% of the aggregate intended award value, respectively. The Compensation Committee remains committed to the belief that this mix of stock options, RSUs and Performance Shares in Boyd's equity compensation helps to further align the long-term interests of its senior management and stockholders, provides meaningful compensation value and serves as a valuable retention tool.

All equity awards granted as long-term compensation to the Named Executive Officers in 2014 were granted pursuant to Boyd's 2012 Stock Incentive Plan (the "Stock Incentive Plan"), which was last approved by Boyd's stockholders at its 2012 Annual Meeting.

Stock Options, RSUs and Performance Shares
The Compensation Committee has the authority and determines, on a discretionary basis, whether to grant equity awards, as well as the amount and the terms of such awards, based on the Named Executive Officer’s position within Boyd.

The stock options granted in 2014 feature a three -year vesting schedule, with one-third of each award vesting on each anniversary of the grant date. The RSUs granted in 2014, other than those granted under the Career Shares Program, feature three-year cliff vesting. The Performance Shares granted in 2014 provide for three-year cliff vesting and are subject to achievement of the three performance metrics for each of the Named Executive Officers. Each performance metric works and is measured independently of the others and includes a minimum (or threshold) performance level, a target performance level and a maximum performance level opportunity. The scale to be applied to each metric is a sliding scale and generally works as follows:

Metric Performance Achievement	Performance Shares Payout (as % of target award)
Below Minimum	—%
Minimum	50%
Target	100%
Maximum (and above)	200%

The three performance metrics associated with the Performance Shares granted to the Named Executive Officers in 2014 are Boyd's: (i) net revenue growth; (ii) EBITDA growth; and (iii) customer service score. Each of the performance metrics is measured over the three full fiscal years following the date of grant and each performance metric represents one-third ( 1/3) of the shares potentially payable on settlement of the Performance Shares. These are the same performance metrics and value allocations as utilized with Boyd's grants of Performance Shares in 2011, 2012 and 2013, but the specific target performance levels for the Performance Shares granted in 2014 have been updated to reflect Boyd's current budget and future outlook for the three-year measurement period commencing on January 1, 2015 and running through December 31, 2017. The achievement level of each Performance Share metric will determine the final payout of shares under the award at the end of the measurement period. All three metrics must be satisfied at a maximum performance level for the maximum payment of 200% to be earned. If none of the three performance metrics achieves the minimum performance level, then no shares will be earned and awarded. Achievement between the payout points shown in the table above will be interpolated on a linear basis.

The Compensation Committee set specific targets for the three Performance Share metrics, as well as the minimum levels required to receive any share payout and the levels that would earn a maximum payout. The Compensation Committee determined the minimum, target and maximum levels of Boyd net revenue growth and EBITDA growth after considering comparable historical and current budgeted revenue and operating income. In setting the customer service score metric, the Compensation Committee also considered historical performance as well as Boyd’s goals and expectations with respect to the next three years. The Compensation Committee has determined that the performance metrics were all sufficiently challenging to incentivize performance. The minimum performance levels generally require average performance and are expected to be achieved. The target performance levels are intended to be reasonably achievable and require a higher or above average performance, and the maximum performance levels require extraordinary performance.

Following the Compensation Committee's review of executive compensation, including consideration of the competitive pay practices data analyzed in the 2014 executive compensation review, in the fourth quarter of 2014, the Compensation Committee approved the following new target valuations for the equity compensation awards to currently serving Named Executive Officers: For Mr. Smith, $3,000,000; for Mr. Boughner, $1,000,000; and for Mr. Hirsberg, $700,000. The number of shares of common stock underlying each component of the award was based on a share price of $11.95 per share. The Compensation Committee believes that these current equity compensation target award values are appropriate to ensure that the Named Executive Officers are adequately compensated, are in line with current market practices and remain consistent with Boyd's overall pay philosophy of targeting the 50th percentile of its peer group.

The number of stock options, RSUs and Performance Shares awarded to each Named Executive Officer is set forth below in the Grants of Plan-Based Awards Table. These figures represent grant date values calculated in accordance with SEC requirements, which likely differ from the ultimate value upon vesting, if and when it occurs, as a result of fluctuations in Boyd's stock price and, in the case of Performance Shares, the extent Boyd achieves, if at all, its multi-year performance goals.

The Compensation Committee grants equity awards pursuant to its policy of making such grants, if at all, on the fifth business day following Boyd's release of earnings for the third quarter of each year, except in the case of Boyd's non- employee directors, new hires or other special situations. During 2014, however, the Compensation Committee approved a delay in the 2014 annual equity award grant until the next scheduled committee meeting on December 10, 2014, rather than granting an equity award issuance on the fifth business day following Boyd's third quarter earnings release, in order to accommodate Exequity's completion of the 2014 executive compensation review.

In addition, the Compensation Committee adopted a policy in 2006 regarding Boyd's Career Shares Program, which is discussed below, that provides for the annual grant of RSUs under the Stock Incentive Plan on January 2 of each year or, if January 2 is not a business day, then the next business day.

The Compensation Committee continues to review Boyd's long-term compensation policy, in connection with the assessment of its overall compensation program, to determine whether other modifications to the policy are warranted. However, it is anticipated that the Compensation Committee will continue the practice of granting equity awards to the Named Executive Officers in 2015 as long-term compensation.

Performance Shares Vesting
In late 2011, the Compensation Committee approved the award of Performance Shares to each of the Named Executive Officers, representing Boyd's initial grant of this long term incentive instrument. The three performance metrics associated with the Performance Shares granted in 2011 are: (i) net revenue growth; (ii) EBITDA growth; and (iii) customer service score, with each metric representing one-third of the total Performance Share award. Performance under these awards is measured over a three year period commencing on January 1, 2012 and continuing through December 31, 2014. As detailed below, for each of the Named Executive Officers, the Compensation Committee determined that the Performance Shares have vested based on the achievement of the following performance levels.

Net Revenue Growth: The first metric "net revenue growth" is generally defined as the compound annual growth rate (or "CAGR") of total revenue for all of Boyd's wholly-owned properties less (i) promotional expenses and (ii) certain other non-operations derived income or losses. Net revenue growth utilizes the final audited results for 2011 as the applicable baseline. For purposes of the 2011 Performance Shares, the applicable performance and payout scale were as follows:

	3 Year
	CAGR	Payout
Threshold	1.25%	50.00%
Target	2.25%	100.00%
Maximum	3.25%	200.00%

Note: Performance achievement between minimum and target and between target and maximum is prorated on a straight line basis. For every two (2) basis points below target, payout to the Named Executive Officers is reduced by one (1) percentage point. For every one (1) basis point above target, payout will be increased one (1) percentage point. Performance below threshold will result in no payout. Performance above maximum will payout at maximum payout.

Actual performance over the measurement period was a CAGR of 10.20%, in part as a result of the completion of Boyd's successful acquisitions of the IP Biloxi ("IP") in October 2011 and Peninsula Gaming, LLC ("Peninsula") and its five operating casino properties in November 2012. Because this CAGR exceeded the maximum performance level, the Compensation Committee approved a payout of 200% of each of the Named Executive Officer's target award opportunity attributable to this criterion.

EBITDA Growth: The second performance metric "EBITDA growth" is defined as the CAGR of EBITDA for all of Boyd's wholly-owned properties less certain corporate expenses. EBITDA growth utilizes the final audited results for 2011 as the applicable baseline. For purposes of the 2011 Performance Shares, the applicable performance and payout scale were as follows:

	3 Year
	CAGR	Payout
Threshold	2.50%	50.00%
Target	5.00%	100.00%
Maximum	7.50%	200.00%

Note: Performance achievement between minimum and target and between target and maximum is prorated on a straight line basis. As such, for every five (5) basis points below target, payout to the Named Executive Officers will be reduced by one (1) percentage point. For every 2.5 basis points above target, payout will be increased one (1) percentage point. Performance below threshold will result in no payout. Performance above maximum will payout at maximum payout.

For the EBITDA Growth metric, actual performance over the measurement period was a CAGR of 14.9%, also in part due to the successful acquisitions of the IP and Peninsula, which exceeded the maximum performance level. As a result, the Compensation Committee approved a payout of 200% of each of the Named Executive Officers target award opportunity attributable to this criterion.

Customer Service Score: The third performance metric "Customer Service Score" is determined based on the simple blended 3-year average score across the following customer categories: (i) overall satisfaction; (ii) intent to return; and (iii) intent to recommend. The customer survey was conducted by an independent third-party, utilizing a 6-point scale. The applicable baseline utilized for the 2011 Performance Shares was the blended average score from January through October 2011 of 5.40%. For purposes of the 2011 Performance Shares, the performance and payout scale were as follows:

	3 Year
	Average Score	Payout
Threshold	5.35%	50.00%
Target	5.40%	100.00%
Maximum	5.45%	200.00%

Note: Performance achievement between minimum and target and between target and maximum is prorated on a straight line basis. For every one-hundredth of a point (0.01) below target, payout to the Named Executive Officers is reduced by ten (10) percentage points. For every one-hundredth of a point (0.01) above target, payout will be increased twenty (20) percentage points. For all goals, Performance below threshold will result in no payout. Performance above maximum will payout at maximum payout. Additionally, if the third-party vendor and/or scale system changes during the performance period, all scores would be adjusted to such new scale or system.

For the Customer Service Score metric, actual performance over the measurement period was 5.40%, which equaled the target performance level. As a result, the Compensation Committee approved a payout of 100% of each of the Named Executive Officers target award opportunity attributable to this criterion.

Performance Share vesting for each Named Executive Officer based on the Compensation Committee's determination of Boyd's achievement of the specific performance metrics for the three-year period ended December 31, 2014 is reflected below in the "Option Exercises and Stock Vested Table (2014)."

Boyd’s Career Shares Program
Boyd’s Career Shares Program is a stock incentive award program for certain Boyd executive officers to provide for additional capital accumulation opportunities for retirement and to reward long-service executives. Boyd’s Career Shares Program was adopted by the Compensation Committee on December 7, 2006 and amended on October 25, 2010. The Career Shares Program provides for the grant of RSUs ("Career RSUs") under the Stock Incentive Plan to members of Boyd’s senior management, including members of Boyd’s Management Committee and each of the Named Executive Officers. Each Career RSU is analogous to one share of restricted common stock, except that Career RSUs do not have any voting rights and do not entitle the holder to receive dividends.

Under the Career Shares Program, a fixed percentage of each participant’s base salary is credited to his or her career shares account annually. Each January 2, or, if January 2 is not a business day, then the next business day, Career RSUs are awarded to members of Boyd’s Management Committee in an amount that equals 15% of such individual’s base salary, and to certain other members of Boyd’s senior management in an amount that equals 10% of their individual base salaries, in each case, subject to adjustment by the Compensation Committee. Career RSUs granted pursuant to Boyd’s Career Shares Program are awarded for service provided for the immediately preceding calendar year. The basis for the value of the awards is the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd’s common stock on January 2 or, if January 2 is not a business day, then the next business day. Consistent with this policy and the Career Shares Program, on January 2, 2015, Career RSUs were granted to all of the currently serving Named Executive Officers as well as to the other members of Boyd's Management Committee.
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
Payouts are made at retirement, at which time participants receive one share of Boyd’s common stock for each vested Career RSU held in their respective career share account, less any applicable taxes. To receive any payout under the Career Shares Program, as amended, participants must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a participant to fifty percent (50%) of his or her career shares account. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. The Compensation Committee may credit participants with additional years of service in its discretion. Additionally, with respect to "specified employees" as defined in Internal Revenue Code section 409A, any payment of a Career RSU generally must be delayed for at least six months following the date of retirement.
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

Certain senior executive officers, as designated by Boyd’s Chief Executive Officer and pursuant to its internal policies, may use Boyd’s corporate aircraft for personal travel on a limited basis. Such executive officers are imputed with income in an amount equivalent to the Standard Industry Fare Level rate, as defined in the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for such use and are required to advance Boyd an amount sufficient to cover certain out-of-pocket costs directly attributed to such use. These out-of-pocket costs include crew lodging expenses, on-board catering, landing fees, trip-related hangar/parking costs and other variable costs.

The aggregate incremental cost for use of Boyd’s corporate aircraft during 2014 that is attributable to any Named Executive Officer, net of amounts advanced to Boyd by the applicable executive as discussed above, is reflected in the Summary Compensation Table. Boyd determines the aggregate incremental cost based on estimated fuel expenses and maintenance expenses per flight hour. Since Boyd’s aircraft are used primarily for business travel, Boyd does not include the fixed costs that do not change based on usage, such as pilots’ salaries and the purchase costs of the corporate aircraft.

Boyd’s employee and non-employee directors, along with members of its Management Committee, are eligible to participate in the Medical Expense Reimbursement Plan, which covers medical expenses incurred by plan participants and their spouses that are not covered by other medical plans. Boyd also provides the Named Executive Officers with more life insurance coverage than is generally made available to Boyd’s other employees. Please see the Summary Compensation Table for the amount of medical premiums or related reimbursements paid on behalf of the Named Executive Officers during 2014 and for the amount of the applicable premiums paid for such additional life insurance coverage during 2014.

Boyd’s senior management members, including the Named Executive Officers, also are eligible to participate in the other benefit plans and programs on the same terms as other employees. These plans include Boyd’s 401(k) plan, medical, vision and dental insurance and paid time-off plan. In addition, Boyd’s senior management members are eligible to participate in its deferred compensation plan on the same terms as other eligible management-level employees.

Boyd’s Stock Ownership Guidelines
As noted above, Boyd believes that ownership in Boyd by its executive management team, including the Named Executive Officers, is an important individual incentivizing tool that fosters the management of Boyd in its long-term best interests for the benefit of all of Boyd’s stockholders. The Compensation Committee initially adopted stock ownership guidelines in 2006 for certain of Boyd’s key executives, and in October 2010, the Compensation Committee approved certain amendments to reflect the significant change in the broader equities markets and the sharp volatility in Boyd’s stock price. The Compensation Committee believes that the guidelines, as they may be updated and revised from time to time, will continue to further the alignment between Boyd’s executive team and stockholders. Pursuant to the current stock ownership guidelines, certain key executive officers, including the Named Executive Officers, are required to pursue ownership of an amount of Boyd’s common stock based on a multiple of the participant’s base salary, as set forth in the following table:

Multiple of
Executive Tier	Base Salary
Executive Chairman of the Board of Directors	5
Chief Executive Officer	5
Chief Operating Officer	4
All Other Members of Management Committee	3
Certain Other Members of Senior Management	1-2

A participant’s stock ownership level can include shares of Boyd’s common stock represented by RSUs, including Career RSUs and Performance Shares (which are included at an assumed target performance level). The stock ownership guidelines also contain a mechanism to facilitate each participant’s ongoing progress towards achievement of the established stock ownership levels. For any participant who does not then meet their established stock ownership level, the guidelines mandate that 50% of the net shares, after accounting for tax withholding and any option exercise payments, resulting from the sale of stock options or the vesting of RSUs or Performance Shares must be retained by the executive until that individual has met his or her stock ownership level established by the guidelines.

Stock ownership guidelines are also applicable to the independent members of Boyd’s board of directors, pursuant to certain amendments adopted by Boyd’s Corporate Governance and Nominating Committee in 2011. The director stock ownership guidelines provide that each independent member of Boyd’s board of directors will be required to hold stock in Boyd at least equal to five (5) times the annual cash retainer received by such independent director. Each director shall have a three (3) year period, after joining Boyd’s board of directors (or, if later, the adoption of the guidelines), in which to accumulate the required level of stock ownership. For purposes of the required stock ownership levels under the guidelines, any deferred shares or RSUs shall be included in such calculation; however, pursuant to the amendments to the guidelines adopted in 2011, Boyd’s Corporate Governance and Nominating Committee also determined that at least twenty five percent (25%) of the ownership goal must be achieved through direct ownership of shares, with a three (3) year period to achieve such direct ownership beginning in January 2012, using a rolling average stock price. The director stock ownership guidelines, like those applicable to Boyd’s senior executives, serve as an incentivizing tool for the independent members of Boyd’s board of directors to strategically guide and manage Boyd in its long -term best interests for the benefit of all of Boyd’s stockholders.

Post-Termination Compensation
In 2006, Boyd’s Compensation Committee adopted Boyd’s Change-in-Control Severance Plan (the "CIC Plan") to provide severance benefits for certain executive officers, including the Named Executive Officers, upon termination of employment in connection with a change in control. In addition, Boyd’s CIC Plan provides for the acceleration of vesting of equity awards for the Named Executive Officers, and certain other executives, upon the occurrence of certain events. Boyd believes that it is important to protect key executives who helped build Boyd and who will be important in continuing Boyd’s success through a change in control or similar event. Further, Boyd believes that the interests of its stockholders will be best served if the interests of its most senior management are aligned with them. Providing change in control benefits is intended to reduce the reluctance of Boyd’s senior management to pursue potential change of control transactions that may be in the overall best interests of Boyd’s stockholders. Boyd did not modify its CIC Plan in 2014. Boyd currently does not have individual written severance agreements with its executive officers, including the currently serving Named Executive Officers; however, Boyd retains the discretion to negotiate individual arrangements as deemed appropriate.

2000 MIP
Boyd’s 2000 MIP contains a continuous employment requirement. In addition, certain provisions of the 2000 MIP are triggered in the event of a change in control or if a "long service" employee retires. Generally, if a participant, other than a "long service" employee, terminates employment for any reason other than death or disability prior to the award payment date, he or she is not entitled to the payment of any award under the 2000 MIP for any outstanding plan period (regardless of whether it is a short-term or long-term incentive award). If the participant’s termination is due to disability or death, he or she is entitled to the payment of an award for each plan period in which he or she is participating on the date of termination; provided, however, that the Compensation Committee may proportionately reduce or eliminate his or her actual award based on the date of termination and such other considerations as the Compensation Committee deems appropriate. For 2014, the only outstanding plan period under the 2000 MIP was for the short-term, annual incentive awards for 2014. There were no long-term cash incentive awards or award periods outstanding under the 2000 MIP during 2014.

If a "long service" participant terminates employment with Boyd for any reason (including death or disability) prior to the award payment date, he or she is entitled to (i) the payment of an award for the plan period (in which the participant is participating on the date of termination) with the earliest date of commencement and (ii) the payment of an award for any other plan period (in which the participant is participating on the date of termination) reduced proportionally based on the number of years of employment completed during the plan period with each partial year of employment counting as a full year. A "long service" participant generally means a participant who has reached age 55 and completed 15 or more years of service with Boyd or any of its subsidiaries (including acquired entities).

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

CIC Plan
The Named Executive Officers are eligible to participate in Boyd’s CIC Plan, which provides severance benefits upon certain qualifying terminations. A "qualifying termination" includes involuntary termination without cause, voluntary termination due to a relocation in excess of 50 miles or certain reductions in compensation, among other events, within 24 months immediately following a change in control of Boyd. Generally, a "change in control" is deemed to occur upon (i) the direct or indirect acquisition by any person or related group of persons (other than an acquisition from or by Boyd, by a Boyd-sponsored employee benefit plan or by a person who directly or indirectly controls, or is controlled by, or is under common control with, Boyd or by members of the Boyd family) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of Boyd’s outstanding securities, or (ii) a majority of Boyd’s board of directors ceasing to be continuing directors at any time within a 36-month period due to contested elections.

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

If the sum of the amounts to be received by the participant under the CIC Plan, plus all other payments or benefits that the participant has received or has the right to receive from Boyd, would constitute a "parachute payment" under Section 280G of the Internal Revenue Code, that combined amount will be decreased by the smallest amount that will eliminate any such parachute payment. However, for Tier One Executives and Tier Two Executives only, if the decrease referred to in the preceding sentence is 10% or more of the combined amount, the combined amount will not be decreased, but rather will be increased by an amount sufficient to provide the participant, after taking into account all applicable federal, state and local taxes, a net amount equal to the excise tax imposed on the combined amount (as increased by any applicable tax gross-up) by Section 4999 of the Internal Revenue Code.

Deferred Compensation Plan
Under the Boyd Gaming Corporation Deferred Compensation Plan effective as of January 1, 2005 (the "Deferred Compensation Plan"), in which the Named Executive Officers are eligible to participate, Named Executive Officers may defer up to 25% of base salary and up to 75% of incentive compensation paid. Boyd may make discretionary contributions to a participant’s account; however, during 2014, it did not exercise such discretion. Upon a change in control (as defined in the Deferred Compensation Plan), the benefits under the Deferred Compensation Plan are immediately payable in a lump sum, subject to certain conditions and limitations set forth in Internal Revenue Code section 409A and its related Treasury regulations. In addition, upon termination of employment prior to the age of 55 or death, benefits under the Deferred Compensation Plan are payable in a lump sum. Otherwise, upon termination of employment (including upon retirement), the participant may elect to have benefits paid in a lump sum or in periodic payments over a period of 5, 10 or 15 years; however, with respect to "specified employees" as defined in Internal Revenue Code section 409A, any payment that is triggered by termination of employment must be delayed for at least six months following the date of termination. Prior to the Deferred Compensation Plan, Boyd maintained a separate, prior deferred compensation plan, but that plan has been closed to new contributions from participants since the effective date of the current plan.

Equity Incentive Plans
During 2014, the only equity incentive plan in which the Named Executive Officers participated was the Stock Incentive Plan. Generally, except as the Compensation Committee may otherwise determine or in connection with a "long service" employee as discussed below, equity awards granted under each of Boyd’s equity incentive plans provide that, in the event of termination, the grantee may exercise the portion of the option award that was vested at the date of termination for a period of three months following termination; provided that if the termination is due to disability or death, the exercise period is twelve months.

Pursuant to the terms of the Stock Incentive Plan, the Compensation Committee has the authority, in connection with an actual or anticipated change in control or corporate transaction with respect to Boyd, to provide for the full or partial accelerated vesting and exercisability of outstanding unvested awards.

Under the Stock Incentive Plan, a "change in control" means a change in ownership or control of Boyd effected through:

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

Pursuant to the terms of the Stock Incentive Plan, a "corporate transaction" means any of the following transactions:

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

Pursuant to Boyd's form of restricted stock unit agreement ("RSU Agreement") for the Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, including death or disability, except as described below. Any unvested RSUs held by the grantee following such termination will be deemed reconveyed to Boyd. Also under Boyd's RSU Agreement, in the event of a change in control or corporate transaction with respect to Boyd (each as defined in the RSU Agreement), any outstanding award will automatically become fully vested. Notwithstanding the foregoing, in the event of a grantee's Retirement (defined below), the grantee may be entitled to additional vesting with respect to RSUs. With respect to "specified employees" as defined in Internal Revenue Code section 409A, any payout of an RSU that is considered deferred compensation and that is triggered by termination of employment generally must be delayed for at least six months following the date of termination. "Retirement" means separation from service (including as a result of death or disability), other than for Cause (as defined in the RSU Agreement), after reaching age 55 and having at least 10 years of service to Boyd. In the event of a Retirement, the grantee will be entitled to accelerated vesting as follows:

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

Pursuant to Boyd’s form of performance share unit agreement ("Performance Share Agreement") for the Stock Incentive Plan, vesting ceases upon termination of continuous service (defined as employment) for any reason, except as described below. Any unvested units held by the grantee following such termination will be deemed reconveyed to Boyd. Also under Boyd’s Performance Share Agreement, in the event of a change in control or corporate transaction with respect to Boyd (as defined in the Performance Share Agreement), any outstanding award will automatically become fully vested assuming achievement of the applicable performance metrics at target, provided that such change in control or corporate transaction effective date occurs prior to the applicable award determination date. Notwithstanding the foregoing, in the event of a grantee’s Retirement, a portion or all of the shares may be issuable following the performance period (as shortened for a change in control or corporate transaction), based on deemed length of service during the performance period. In the event of a Retirement, the grantee shall be deemed to have provided service for the number of days within the performance period for which the grantee actually provided service, plus a credited number of days equal to 365 (after 10 years of service), 730 (after 15 years of service), and 1095 (after 20 years of service). The resulting number of days will be divided by the number of days in the performance period (with the resulting ratio never exceeding one), and the ratio will be multiplied by the number of shares that would be issued based on actual performance or target performance upon a change in control or corporate transaction with respect to Boyd.

In 2006, the Compensation Committee initially adopted provisions that provided certain "long service" employees with automatic vesting acceleration and an extended exercise period with respect to stock options upon termination (other than for cause) as described in the table below. Of the Named Executive Officers, only Robert L. Boughner currently qualify as "long service" employees. These enhanced stock option provisions do not apply to stock options that are granted within six months of such employee’s termination.

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

In February 2013, the Compensation Committee approved an update to Boyd’s "long service" employee vesting acceleration and extended exercise period schedule for stock option grants, the effect of which will be to update the length of service thresholds for accelerated vesting of stock options to match the schedule currently utilized with Boyd’s RSU grants. Therefore, options granted after February 2013, including the 2014 grant of stock options to the Named Executive Officers, are subject to the "long service" employee vesting acceleration and extended exercise period schedule set forth below, while previously granted stock options will remain subject to the schedule above.

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

Other Benefits
From time to time, in recognition of the contribution of services provided to Boyd, it may in its discretion offer additional compensation and benefits to its executive officers in connection with their retirement from Boyd. During 2014, no such discretion was exercised with respect to Boyd’s senior executive officers.

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

Summary Compensation Table (2014)
The following table sets forth the compensation earned for services performed for Boyd, or its subsidiaries, including MDFC, during the fiscal years ended December 31, 2012, 2013 and 2014, by each of its Named Executive Officers.

As discussed above and in the Compensation Discussion and Analysis, each of the Named Executive Officers is compensated by Boyd, and does not receive separate compensation from MDFC or MDDC, for service provided to MDFC or MDDC. Therefore, the following compensation information reflects the compensation reported by Boyd for each of MDFC’s Named Executive Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(3)(4)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)(2)	All Other Compensation ($)(5)	Total ($)
Keith E. Smith	2014	1,250,000	—	2,488,674	545,802	1,593,750	48,364	5,926,590
President and	2013	1,100,000	—	2,527,090	1,011,718	940,775	16,813	5,596,396
Chief Executive Officer	2012	1,100,000	—	1,159,281	517,228	242,000	29,905	3,048,414

Robert L. Boughner	2014	1,125,000	—	939,567	181,936	908,438	19,088	3,174,029
Executive Vice President and	2013	1,100,000	—	1,384,135	455,275	726,963	147,687	3,814,060
Chief Business Development Officer	2012	1,100,000	—	612,425	232,754	187,000	161,366	2,293,545

Paul J. Chakmak (6)	2014	543,099	—	112,501	—	—	3,049,250	3,704,850
Former Executive Vice	2013	750,000	—	1,212,643	455,275	495,656	19,321	2,932,895
President and Chief Operating Officer	2012	750,000	—	548,674	232,754	127,500	17,326	1,676,254

Josh Hirsberg	2014	495,000	—	614,939	127,355	315,563	16,900	1,569,757
Senior Vice President, Treasurer	2013	485,000	—	544,709	190,385	226,253	12,328	1,458,675
and Chief Financial Officer	2012	485,000	—	192,648	77,584	58,200	11,367	824,799

(1)	Includes amounts deferred, to the extent of such individual’s participation, pursuant to Boyd’s 401(k) Profit Sharing Plan and Trust and Boyd’s Deferred Compensation Plan.

(2)
For the year ended December 31, 2014, the Compensation Committee approved the payment of a short-term bonus under the 2000 MIP. For a discussion regarding the 2014 bonus payments, see "Compensation Discussion and Analysis-Primary Components of Boyd’s Compensation Program-Short-Term Bonus."

(3)
Reflects the grant date fair value as determined in accordance with Accounting Standards Codification 718 ("ASC 718") for the fiscal years ended December 31, 2012, 2013, and 2014, respectively, of awards to each of the Named Executive Officers granted in such years pursuant to the Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in the notes to Boyd’s audited financial statements under the caption "Stockholders’ Equity and Stock Incentive Plans," for the fiscal years ended December 31, 2012, 2013, and 2014, included in Boyd’s Annual Reports on Form 10-K filed with the SEC on March 8, 2013, March 14, 2014 and February 27, 2015, respectively. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)
Includes RSUs (including Career RSUs) and Performance Shares. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level. As required pursuant to Instruction 3 of Item 402(c)(2)(v) of Regulation S-K, if the performance metrics were all achieved at maximum performance the Grant Date Fair Value of the Performance Shares awarded to each of the Named Executive Officers would be: to Mr. Smith, $2,323,673, to Mr. Boughner, $774,565, and to Mr. Hirsberg, $542,193. Notwithstanding the foregoing, the RSUs and the Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "Compensation Discussion and Analysis-Equity Compensation."

(5)	The amounts shown as "all other compensation" include the following perquisites and personal benefits:

Name	401(k) Contributions (A)	Life Insurance Premiums	Medical Reimbursements (B)	Use of Corporate Aircraft (C)	Other Benefits
Keith E. Smith	$3,900	$442	$13,494	$30,528	$—
Robert L. Boughner	3,900	442	12,154	2,592	—
Paul J. Chakmak	3,900	442	11,381	—	3,033,527(D)
Josh Hirsberg	3,900	442	12,558	—	—

(A)	Represents amounts Boyd contributed pursuant to the 401(k) Profit Sharing Plan and Trust.

(B)	Represents Boyd’s Medical Expense Reimbursement Plan, which includes plan premiums, company sponsored health care plan premiums and amounts received as reimbursements under this plan.

(C)	Represents the aggregate incremental cost to Boyd for use of its corporate aircraft.

(D)	Represents severance-related payments to Mr. Chakmak. See "-Potential Payments upon Termination or Change in Control (2014)."

(6)
Mr. Chakmak resigned from Boyd in September 2014. With Mr. Chakmak's resignation, his 2014 grant of Career Shares - noted in the Stock Awards column of this table - were automatically cancelled in accordance with the provisions of the Career Share Program.

Grants of Plan-Based Awards Table (2014)
The following table sets forth information regarding each grant of an award made under Boyd’s incentive plans to the Named Executive Officers during the fiscal year ended December 31, 2014:

Name	Award Type	Grant Date	Date of Compen-sation Committee Action(7)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards-Number of Shares or Units			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(8)	Grant Date Fair Value of Equity Awards ($)(9)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Keith E. Smith	Short-term bonus (1)	—	—	937,500	1,875,000	3,750,000	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/14	12/07/06	—	—	—	—	—	—	14,589	—	—	165,002
	Stock Options (3)	12/10/14	—	—	—	—	—	—	—	—	100,418	11.57	545,802
	RSU (4)	12/10/14	—	—	—	—	—	—	—	100,418	—	—	1,161,836
	Performance Shares (5)	12/10/14	—	—	—	—	50,209	100,418	200,836	—	—	—	1,161,836

Robert L. Boughner	Short-term bonus (1)	—	—	534,375	1,068,750	2,137,500	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/14	12/07/06	—	—	—	—	—	—	14,589	—	—	165,002
	Stock Options (3)	12/10/14	—	—	—	—	—	—	—	—	33,473	11.57	181,936
	RSU (4)	12/10/14	—	—	—	—	—	—	—	33,473	—	—	387,283
	Performance Shares (5)	12/10/14	—	—	—	—	16,737	33,473	66,946	—	—	—	387,283

Paul J. Chakmak	Short-term bonus (1)	—	—	363,375	726,750	1,453,500	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/14	12/07/06	—	—	—	—	—	—	9,947	—	—	112,501

Josh Hirsberg	Short-term bonus (1)	—	—	185,625	371,250	742,500	—	—	—	—	—	—	—
	Career RSUs (2)	01/02/14	12/07/06	—	—	—	—	—	—	6,432	—	—	72,746
	Stock Options (3)	12/10/14	—	—	—	—	—	—	—	—	23,431	11.57	127,355
	RSU (4)	12/10/14	—	—	—	—	—	—	—	23,431	—	—	271,097
	Performance Shares (5)	12/10/14	—	—	—	—	11,716	23,431	46,862	—	—	—	271,097

(1)
Represents short-term (or annual) bonus for the 2014 fiscal year under the 2000 MIP. The award amount is based upon Boyd’s performance relative to the operating budget measured by its EBITDA, as approved by Boyd’s board of directors. "Threshold" represents achieving a performance level that is 80% of the target operating budget amount; "Target" represents achieving between 95% and 105% of the target operating budget amount; and "Maximum" represents achieving 130% or more of the of the target operating budget amount. See "-Compensation Discussion and Analysis-Primary Components of Boyd’s Compensation Program-Short-Term Bonus."

(2)
Represents Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd’s Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd’s common stock. The vested Career RSUs will be paid out in shares of Boyd’s common stock at the time of retirement based upon the grantee’s attained age and years of continuous service at the time of retirement. To receive any payout under the Career Shares Program, grantees must be at least 55 years old and must have been continually employed by Boyd for a minimum of 10 years. Retirement after 10 years of service will entitle a grantee to fifty percent (50%) of his or her Career RSUs. This increases to seventy-five percent (75%) after 15 years and one hundred percent (100%) following 20 years of employment. In the event of a grantee’s death or permanent disability, or following a change in control of Boyd, the grantee will be deemed to have attained age 55 and the Career RSUs will immediately vest and convert into shares of Boyd’s common stock based on the grantee’s years of continuous service through the date of death, termination resulting from permanent disability or the change in control, as applicable. See "-Compensation Discussion and Analysis-Career Shares Program."

(3)
Represents stock options granted under the Stock Incentive Plan. The stock options granted to the Named Executive Officers in 2014 have a 10-year term and vest as to 33 1/3% of the shares of Boyd's common stock underlying the option grant per year on the first day of each successive 12-month period, commencing one year from the date of grant. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period Provisions for certain "long service" employees as discussed above in "-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans."

(4)
Represents RSUs granted under the Stock Incentive Plan. Each RSU represents a contingent right to receive one share of Boyd common stock. The RSUs granted to the Named Executive Officers in 2014 vest in full upon the third anniversary of the grant date. The RSUs are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Incentive Plans."

(5)
Represents Performance Shares granted under the Stock Incentive Plan. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Compensation."

(6)
With Mr. Chakmak's resignation in September 2014, his 2014 grant of Career RSUs - noted in the All Other Stock Awards column of this table - were automatically cancelled in accordance with the provisions of the Career Share Program. Also, in accordance with the provisions of his separation agreement, Mr. Chakmak's short-term bonus payment has been prorated to 75% of the amount he would have received had he remained employed with Boyd, reflecting his time served with the Boyd during 2014. See also "Potential Payments upon Termination or Change in Control (2014)".

(7)
The Compensation Committee has adopted a policy of providing for the automatic grant of Career RSUs on January 2 of each calendar year (or, if January 2 is not a business day, then the next business day) based on the base salary of the participant in effect on December 31 of the immediately preceding year and the closing stock price of Boyd’s common stock on January 2 or, if January 2 is not a business day, then the next business day. For more information see "-Compensation Discussion and Analysis-Career Shares Program."

(8)
The exercise price of option awards is based on the fair market value of Boyd’s common stock on the date of grant, calculated as the closing sales price for Boyd’s common stock on the date of determination.

(9)
Represents the aggregate ASC 718 value of awards made in 2014. With respect to the Performances Shares, the amounts reported in the table assume that the performance metrics were all achieved at the target performance level.

Outstanding Equity Awards at Fiscal Year-End Table (2014)
The following table sets forth information regarding unexercised stock options and unvested stock awards for each of the Named Executive Officers outstanding as of December 31, 2014.

	Option Awards				Stock Awards
Name *	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)(4)
Keith E. Smith	115,000	—	39.96	10/19/2015	133,882(5)	1,711,012
	115,000	—	39.00	11/2/2016	95,238(6)	1,217,142
	185,000	—	38.11	12/6/2017	47,619(7)	608,571
	231,265	—	7.55	11/3/2019	67,222(8)	859,097
	231,265	—	8.34	11/1/2020	95,238(9)	1,217,142
	170,068	—	6.70	12/7/2021	47,619(10)	608,571
	113,379	56,689(1)	5.22	11/8/2022	100,418(11)	1,283,342
	56,690	113,379(2)	9.86	11/7/2023	50,209(12)	641,671
	—	100,418(3)	11.57	12/10/2024

Robert L. Boughner	115,000	—	39.96	10/19/2015	42,857(6)	547,712
	115,000	—	39.00	11/2/2016	21,428(7)	273,850
	130,000	—	39.78	11/7/2017	51,944(8)	663,844
	135,800	—	8.34	11/1/2020	42,857(9)	547,713
	51,020	—	6.70	12/7/2021	21,428(10)	273,850
	51,021	25,510(1)	5.22	11/8/2022	33,473(11)	427,785
	25,511	51,020(2)	9.86	11/7/2023	16,737(12)	213,899
	—	33,473(3)	11.57	12/10/2024

Josh Hirsberg	25,000	—	33.31	01/02/2018	40,601(5)	518,881
	20,000	—	6.60	11/04/2018	14,286(6)	182,575
	20,000	—	7.55	11/03/2019	7,143(7)	91,288
	10,000	—	8.34	11/01/2020	16,250(8)	207,675
	25,510	—	6.70	12/07/2021	18,000(9)	230,040
	17,007	8,503(1)	5.22	11/08/2022	9,000(10)	115,020
	10,667	21,333(2)	9.86	11/07/2023	23,431(11)	299,448
	—	23,431(3)	11.57	12/10/2024	11,716(12)	149,724

(*) As of December 31, 2014, Mr. Chakmak did not have any unexercised stock options outstanding or any unvested stock awards.

(†)	See also "Option Exercises and Stock Vested Table (2014)" for a discussion of certain Performance Shares that vested based on performance for the three-year period ended December 31, 2014.

(1)
These stock options were granted on November 8, 2012 and will vest and become exercisable as to 33 1/3% of the shares of Boyd’s common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 8, 2013. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain "long service" employees as discussed above in "-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans."

(2)
These stock options were granted on November 7, 2013 and will vest and become exercisable as to 33 1/3% of the shares of Boyd’s common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on November 7, 2014. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain "long service" employees as discussed above in "-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans."

(3)
These stock options were granted on December 10, 2014 and will vest and become exercisable as to 33 1/3% of the shares of Boyd's common stock underlying the option grant on the first day of each successive 12-month period, with the first installment vesting on December 10, 2015. Notwithstanding the foregoing, these stock options are subject to enhanced vesting and exercise period provisions for certain "long service" employees as discussed above in "-Compensation Discussion and Analysis-Post-Termination Compensation-Equity Incentive Plans."

(4)
Pursuant to applicable SEC rules, represents the closing market price of Boyd’s common stock on December 31, 2014 ($12.78), multiplied by the aggregate number of Career RSUs, Restricted Stock Units or Performance Shares, as applicable, held by the Named Executive Officer on such date.

(5)
Represents unvested Career RSUs granted to the Named Executive Officers for no consideration pursuant to Boyd’s Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd’s common stock. The vested Career RSUs will be paid in shares of Boyd’s common stock at the time of retirement based upon the grantee’s attained age and years of continuous service at the time of retirement. The only Named Executive Officer whose Career RSUs were fully vested as of December 31, 2014 was Mr. Boughner. The actual market value of Boyd’s common stock, if any, ultimately received upon the grantee’s termination of service in connection with such Career RSUs can only be determined upon the occurrence of such termination. See "-Compensation Discussion and Analysis-Career Shares Program."

(6)
Represents Restricted Stock Units granted under the Stock Incentive Plan on November 8, 2012. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Incentive Plans."

(7)
Represents Performance Shares granted under the Stock Incentive Plan on November 8, 2012. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K, the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Compensation."

(8)
Represents Restricted Stock Units granted under the Stock Incentive Plan on February 13, 2013. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd’s common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Incentive Plans."

(9)
Represents Restricted Stock Units granted under the Stock Incentive Plan on November 7, 2013. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd’s common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Incentive Plans."

(10)
Represents Performance Shares granted under the Stock Incentive Plan on November 7, 2013. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd’s common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K, the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Compensation."

(11)
Represents Restricted Stock Units granted under the Stock Incentive Plan on December 10, 2014. Each Restricted Stock Unit represents a contingent right to receive one share of Boyd's common stock. The Restricted Stock Units granted to the Named Executive Officers vest in full upon the third anniversary of the grant date. Notwithstanding the foregoing, these Restricted Stock Units are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Incentive Plans."

(12)
Represents Performance Shares granted under the Stock Incentive Plan on December 10, 2014. Each Performance Share represents a contingent right to receive up to a maximum of two (2) shares of Boyd's common stock, subject to three year cliff vesting and satisfaction of certain performance metrics. In accordance with Instruction 3 to Item 402(f)(2) of Regulation S-K, the amount reported is the threshold number of shares that may be issued pursuant to the award. Notwithstanding the foregoing, these Performance Shares are subject to forfeiture and other terms and conditions contained in the award agreement and the Stock Incentive Plan. See "-Compensation Discussion and Analysis-Equity Compensation."

Option Exercises and Stock Vested Table (2014)
The following table sets forth information regarding the exercise of stock options and the vesting of Restricted Stock Units for each of the Named Executive Officers during the fiscal year ended December 31, 2014.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)(2)
Keith E. Smith	—	—	253,968	3,381,584(3)
Robert L. Boughner	—	—	128,875	1,686,720(3)(4)
Paul J. Chakmak	291,815	1,145,893	114,286	1,439,433(5)
Josh Hirsberg	—	—	38,096	507,248(3)

(1)
Consistent with applicable SEC rules, represents the number of Career RSUs and/or RSUs that vested during 2014 for the applicable Named Executive Officer, multiplied by the market price of the underlying shares of Boyd's common stock on the vesting date.

(2)
On December 7, 2011, the Named Executive Officers were granted Performance Shares under the Stock Incentive Plan, with vesting based on the Compensation Committee's determination of Boyd's achievement of specific performance metrics for the three-year period ended December 31, 2014. On February 27, 2015, the Compensation Committee determined that performance metrics for this period had been achieved at a level resulting in payout of approximately 167% of the target award. The value realized is calculated by multiplying $13.81, the closing market price of Boyd's common stock on February 27, 2015, the determination date, by the total number of shares that vested for each Named Executive Officer, including Mr. Chakmak, for whom certain Performance Shares were permitted to vest under the provisions of his separation agreement. See "-Compensation Discussion and Analysis-Equity Compensation, Performance Share Vesting."

(3)
On December 7, 2014, RSUs granted to the Named Executive Officers, under the Stock Incentive Plan on December 7, 2011, vested in full in accordance with the terms of their award agreement. Each RSU represents a contingent right to receive one share of Boyd's common stock. The value realized is calculated by multiplying the closing market price on December 5, 2014, $12.49, the vesting date, by the total number of shares that vested.

(4)
Includes Career RSUs that were granted to the Named Executive Officers on January 2, 2014 for no consideration pursuant to Boyd's Career Shares Program under the Stock Incentive Plan. Each Career RSU represents a contingent right to receive one share of Boyd's common stock. The vested Career RSUs will be paid out in shares of Boyd's common stock at the time of retirement based upon the grantee's attained age and years of continuous service at the time of retirement. Since Mr. Boughner was at least 55 years old and had been employed by Boyd for at least 20 years as of the January 2, 2014 grant date, they were each immediately 100% vested in the Career RSUs granted. As a result, the value realized becomes the closing market price on January 2, 2014, $11.31, the grant date, multiplied by the number of units. However, consistent with the terms of the Career Shares Program as described above, the Career RSUs of Mr. Boughner will not convert into Boyd's common stock until the termination of each of their respective service with Boyd. The value Mr. Boughner receives, if any, upon such conversion can only be determined at the time that his service with Boyd terminates.

(5)
Effective upon September 27, 2014, in accordance with the provisions of his Separation Agreement, RSUs granted to Mr. Chakmak under the Stock Incentive Plan on December 7, 2011 vested in full. Each RSU represented a contingent right to receive one share of Boyd common stock. The value realized is calculated by multiplying the closing market price as of the vesting date of September 27, 2014, $10.57, by the total number of shares that vested.

Non-Qualified Deferred Compensation Table (2014)
Boyd’s Deferred Compensation Plan provides for the deferral of compensation on a basis that is not tax-qualified. Under Boyd’s Deferred Compensation Plan, the Named Executive Officers may defer up to 25% of their base salary and up to 75% of their incentive compensation. Boyd may make discretionary matching or additions to a participant’s account; however, during 2014, Boyd did not exercise such discretion. For an explanation on a participant’s potential distributions, see "-Compensation Discussion and Analysis-Deferred Compensation Plan." Boyd’s Deferred Compensation Plan is a self-directed investment program containing investment features and funds that are substantially similar to Boyd’s 401(k) program. The following table sets forth amounts deferred under Boyd’s Deferred Compensation Plan, including its predecessor plan, for the year ended December 31, 2014:

	Executive Contributions in Last FY	Aggregate Earnings (Losses) in Last FY	Aggregate Balance at Last FYE
Name	($)	($)	($)
Keith E. Smith	—	24,704	464,113
Robert L. Boughner	—	32,925	694,007
Paul J. Chakmak(1)	—	25,394	197,145
Josh Hirsberg	—	—	—

(1)
Mr. Chakmak received $30,865 in distributions from his deferred compensation account in 2014, which funds were held in Boyd's predecessor plan. The balance of Mr. Chakmak's account balance will be distributed to him following the expiration of the required Internal Revenue Code section 409A holding period.

Potential Payments upon Termination or Change in Control (2014)
Under the terms of the 2000 MIP, CIC Plan and Boyd’s equity incentive plans, including the individual award agreements under Boyd’s equity incentive plans, payments may be made to the current Named Executive Officers upon their termination of employment or a change in control of Boyd. See "-Compensation Discussion and Analysis-Post-Termination Compensation" for an explanation of the specific circumstances that would trigger payments under each plan. The description of the plans is qualified by reference to the complete text of the plans, which have been filed with the SEC. Boyd has not entered into any severance agreements with the currently serving Named Executive Officers.

The following table sets forth the estimated payments that would be made to each of the currently serving Named Executive Officers upon voluntary termination, involuntary termination-not for cause, -for cause, and-as a qualifying termination in connection with a change in control, and death or permanent disability. The payments would be made pursuant to the plans identified in the preceding paragraph. The information set forth in the table assumes:

•	The termination event occurred on December 31, 2014 (the last business day of Boyd’s last completed fiscal year);

•	The price per share of Boyd’s common stock on the date of termination is $12.78 per share (the closing market price of Boyd’s common stock on December 31, 2014 the last trading day in 2014);

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

•
The vesting of all unvested stock options, Restricted Stock Units, Performance Shares and Career RSUs held by the executives (treating as unvested those Performance Shares that vested and settled based on the Compensation Committee's subsequent determination of 2014 performance) is immediately accelerated in full upon a change of control pursuant to discretionary authority of the plan administrator granted pursuant to the particular plan (if not otherwise accelerated pursuant to the terms of the applicable award agreements, terms of the CIC Plan or pursuant to "long service" benefits);

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

Name	Voluntary Termination ($)	Involuntary Termination			Death or Permanent Disability ($)
		Not For Cause ($)	For Cause ($)	Change in Control ($)
Keith E. Smith
CIC Plan	—	—	—	17,627,149	—
Short-term/Annual Bonus (2000 MIP)	—	—	—	1,875,000(2)	1,875,000
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	12,103,643	1,711,012
Total	—	—	—	31,605,792	3,586,012

Robert L. Boughner
CIC Plan	—	—	—	4,040,025	—
Short-term/Annual Bonus (2000 MIP)	1,068,750	1,068,750	1,068,750	1,068,750(1)	1,068,750
Unvested and Accelerated Awards Under Equity Incentive Plans	6,376,131	6,376,131	1,735,818	6,376,131	6,376,131
Total	7,444,881	7,444,881	2,804,568	11,484,906	7,444,881

Josh Hirsberg
CIC Plan	—	—	—	3,417,881	—
Short-term/Annual Bonus (2000 MIP)	—	—	—	371,250(2)	371,250
Unvested and Accelerated Awards Under Equity Incentive Plans	—	—	—	2,488,184	—
Total	—	—	—	6,277,315	371,250

(1)	Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive’s termination with or without cause.

(2)
Represents the amount payable under the 2000 MIP in the event of a change of control followed by the executive’s termination without cause. In the event of the executive’s termination with cause following a change of control, the amount payable would be $0.

Boyd's former Chief Operating Officer, Paul Chakmak, resigned effective as of September 27, 2014. Pursuant to the terms of a separation agreement entered into between Mr. Chakmak and Boyd, in connection with his termination, Mr. Chakmak received: (a) $765,000 in the form of a lump-sum severance payment, (b) $463,303 representing 75% of the bonus for which Mr. Chakmak was eligible under the 2014 short-term bonus plan, (c) $64,238 as payment for his accrued paid time off, (d) $452,998 in value realized on vesting from the acceleration of certain RSUs (calculated by multiplying the closing market price of Boyd's common stock as of the vesting date of September 27, 2014, $10.57, by the total number of shares that vested), (e) $253,315 in value realized on vesting from the acceleration of certain stock options (calculated by multiplying the number of shares subject to options that vested by the excess of the closing market price of Boyd's common stock as of the vesting date of September 27, 2014, $10.57, and the exercise price of the respective options), (f) $48,238 in COBRA and related health care premiums (as grossed up for applicable income taxes) payments, and (g) $986,434 in value realized on vesting of certain Performance Shares (calculated by multiplying the closing stock price on the vesting date, February 27, 2015, $13.81, by the number of shares that vested).

Director Compensation Table (2014)
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

Compensation Committee Interlocks and Insider Participation
During 2014, members of Boyd’s Compensation Committee included three directors, none of whom serve as directors or executive officers of MDFC. None of MDFC’s executive officers serves as a director or member of the compensation committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers serving as a director of MDFC or on Boyd’s Compensation Committee.

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

Board of Directors Report
MDFC’s board of directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the board of directors has recommended the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
As reflected in the organizational chart below, MDFC is a wholly-owned subsidiary of MDDC. As a wholly-owned subsidiary, our only outstanding securities are those owned by MDDC. MDDC is the developer, owner and operator of Borgata, including The Water Club. MDDC is owned by a holding company, MDDHC, which is one-half owned by BAC, a first tier subsidiary of Boyd, and one-half owned by MAC, a second tier subsidiary of MGM. The Operating Agreement between BAC and MAC designates BAC as the managing member. As managing member of MDDHC, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations.

Boyd, the parent company of BAC, is a diversified operator of 21 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana and Mississippi.

Boyd Gaming Corporation		MGM Resorts International

Boyd Atlantic City, Inc.		MGM Resorts, Inc.

50% Owner	Marina District Development	50% Owner
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
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.1 million at December 31, 2014. Reimbursable expenditures were $2.9 million at December 31, 2014. Reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.

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

Director Independence
For a discussion of MDFC director independence, see "Item 10. Directors, Executive Officers and Corporate Governance-Director Independence and Committees," set forth above, which discussion is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
Deloitte & Touche LLP ("Deloitte") has served as the independent registered public accounting firm for the Company since 2003, and is appointed by the audit committee of Boyd Gaming Corporation (the "Audit Committee"). The Audit Committee considered whether Deloitte's provision of any professional services, other than its audits of our annual financial statements and the effectiveness of our internal controls over financial reporting, reviews of quarterly financial statements and other audit-related services, is compatible with maintaining the auditor's independence.

Audit and Non-Audit Fees
The following table sets forth the aggregate fees billed by Deloitte for the audits and other services provided to the Company:

	Fiscal Year Ended December 31,
	2014	2013
Audit Fees(1)	$565,000	$310,000
Audit-Related Fees(2)	—	13,000
Tax Fees(3)	20,500	34,000
Total	$585,500	$357,000

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

Audit Committee Pre-Approval of Audit and Non-Audit Services
Boyd's Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Boyd's Audit Committee has adopted a policy for the pre-approval of services provided by our independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Boyd's Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee. The Chairman is required to report any decisions to the Audit Committee at the next scheduled committee meeting. All services provided by Deloitte in fiscal years 2014 and 2013 were in compliance with the Audit Committee's policy relating to the pre-approval of services.

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements
Financial statements of MDDC (including related notes to consolidated financial statements) filed as part of this report are listed below:

2.    Financial Statement Schedules
Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in Consolidated Financial Statements or Notes thereto included in this Annual Report on Form 10-K.

3.    Exhibits

Exhibit Number	Document	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.2	Restated Bylaws of Marina District Finance Company, Inc.	Incorporated by reference to Exhibit 3.2 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

3.3	Operating Agreement of Marina District Development Company, LLC.	Incorporated by reference to Exhibit 3.3 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.1	Indenture, dated as of August 6, 2010, by and among the Company, MDDC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.2	Form of 9.500% Senior Secured Note due 2015.	Included in Exhibit 4.1.

4.3	Form of 9.875% Senior Secured Note due 2018.	Included in Exhibit 4.1.

4.4	Registration Rights Agreement, dated as of August 6, 2010.	Incorporated by reference to Exhibit 4.4 to MDFC's registration statement on Form S-4 flied on April 1, 2011.

4.5	Credit Agreement, entered into as of August 6, 2010.	Incorporated by reference to Exhibit 4.5 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.6	First Lien Intercreditor and Collateral Agency Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.6 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.7	Fee and Leasehold Mortgage, Assignments of Rents and Leases.	Incorporated by reference to Exhibit 4.7 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.8	Security Agreement dated August 6, 2010.	Incorporated by reference to Exhibit 4.8 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.9	Intercompany Note due 2015 dated August 6, 2010.	Incorporated by reference to Exhibit 4.9 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.10	Intercompany Note due 2018 dated August 6, 2010.	Incorporated by reference to Exhibit 4.10 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.11	Intercompany Note dated August 6, 2010.	Incorporated by reference to Exhibit 4.11 to MDFC's registration statement on Form S-4 filed on April 1, 2011.

4.12	First Amendment to Credit Agreement, dated November 11, 2011.	Incorporated by reference on the Annual Report on Form 10-K filed on March 30, 2012.

4.13	Second Amendment to Credit Agreement, dated December 27, 2012.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on December 28, 2012.

4.14	Amended and Restated Credit Agreement, dated July 24, 2013.	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on July 26, 2013.

4.15
Lender Joinder Agreement, dated as of December 16, 2013, among Marina District Finance Company, Inc., Marina District Development Company, LLC, Wells Fargo Bank, National Association, as the Administrative Agent, and Deutsche Bank AG New York Branch, as Incremental Term Lender.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on December 20, 2013.

10.1	Lease and Option Agreement dated January 16, 2002, as amended.	Incorporated by reference to Exhibit 10.1 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.2	Expansion Ground Lease, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.2 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.3	Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated January 1, 2005, as amended.	Incorporated by reference to Exhibit 10.3 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.4	Surface Lot Ground Lease, dated August 20, 2004, as amended.	Incorporated by reference to Exhibit 10.4 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.5	Ground Lease Agreement, dated as of March 23, 2010.	Incorporated by reference to Exhibit 10.5 on MDFC's registration statement on Form S-4 filed on April 1, 2011.

10.6	Amended and Restated Settlement Agreement effective as of June 5, 2014, by and between Marina District Development Co., and the City of Atlantic City.	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.7	Separation Agreement and Release, Dated September 19, 2014, by and between Paul J. Chakmak and Boyd Gaming Corporation.	Incorporated by reference to Exhibit 10.1 of Boyd Gaming Corporation's Quarterly Report on Form 10-Q file on November 7, 2014.

12	Computation of Ratio of Earnings to Fixed Charges	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP	Filed electronically herewith.

24.1	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Filed electronically herewith.

32.2	Certification of the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and U.S.C. § 1350	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

101
The following materials from Marina District Finance Company, Inc.'s on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements. *
Filed electronically herewith.
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

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2015.

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

Signature	Title	Date

/S/ WILLIAM S. BOYD	Director	March 19, 2015
William S. Boyd

/S/ MARIANNE BOYD JOHNSON	Director	March 19, 2015
Marianne Boyd Johnson

/S/ KEITH E. SMITH	President, Chief Executive Officer and Director	March 19, 2015
Keith E. Smith	(Principal Executive Officer)

/S/ ROBERT L. BOUGHNER	Executive Vice President, Chief Business Development Officer and Director	March 19, 2015
Robert L. Boughner

/S/ JOSH HIRSBERG	Vice President, Chief Financial Officer and Treasurer	March 19, 2015
Josh Hirsberg	(Principal Financial Officer and Principal Accounting Officer)