Form 10-Q
period 2015-03-31
Marina District Finance Company, Inc.
filed 2015-05-13
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
EXPLANATORY NOTE
The registrant has submitted all reports that would have been required to be filed by the Securities Exchange Act of 1934, as amended, if the registrant was subject to such requirements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

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

PART I. Financial Information

Item 1.	Financial Statements
MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31,	December 31,
(Unaudited)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$28,472	$36,054
Restricted cash	6,257	5,676
Accounts receivable, net	33,703	32,839
Inventories	4,430	4,455
Prepaid expenses and other current assets	13,531	17,895
Deferred income taxes	3,366	3,378
Total current assets	89,759	100,297
Property and equipment, net	1,163,455	1,173,222
Debt financing costs, net	7,496	8,435
Other assets, net	17,398	14,682
Total assets	$1,278,108	$1,296,636
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$3,800
Accounts payable	2,841	5,674
Other current tax liabilities	—	3,573
Income taxes payable, net	5,484	4,143
Accrued liabilities	103,630	104,960
Total current liabilities	115,755	122,150
Long-term debt, net of current maturities	720,412	741,519
Deferred income taxes	9,877	6,315
Other long-term tax liabilities	6,597	9,768
Other liabilities	5,562	5,007
Commitments and contingencies (Note 6)
Member equity	419,905	411,877
Total liabilities and member equity	$1,278,108	$1,296,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2015	2014
REVENUES
Operating revenues:
Gaming	$165,128	$153,686
Food and beverage	34,468	31,054
Room	27,604	25,569
Other	8,510	8,571
Gross revenues	235,710	218,880
Less promotional allowances	53,121	51,616
Net revenues	182,589	167,264
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	66,919	63,464
Food and beverage	17,687	15,695
Room	3,260	2,784
Other	6,754	6,499
Selling, general and administrative	34,153	41,402
Maintenance and utilities	15,991	16,927
Depreciation and amortization	14,799	14,542
Other operating items, net	(324)	(404)
Preopening expenses	—	33
Total operating costs and expenses	159,239	160,942
Operating income	23,350	6,322
Other expense
Interest expense, net	16,657	17,690
Loss on early extinguishments of debt	492	—
Total other expense	17,149	17,690
Income (loss) before state income taxes	6,201	(11,368)
State income tax benefit	1,827	704
Net income (loss)	$8,028	$(10,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY

(In thousands)	Capital Contributions	Accumulated Deficit	Total Member Equity
(Unaudited)
Balances, January 1, 2015	$446,700	$(34,823)	$411,877
Net income	—	8,028	8,028
Balances, March 31, 2015	$446,700	$(26,795)	$419,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	March 31,
(Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$8,028	$(10,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,799	14,542
Gain from insurance subrogation settlement	—	(451)
Amortization of debt financing costs	613	649
Amortization of discounts on long-term debt	576	563
Deferred income taxes	3,574	(957)
Provision for doubtful accounts	1,148	230
Loss on early extinguishments of debt	492	—
Other operating activities	(20)	(2)
Changes in operating assets and liabilities:
Restricted cash	(581)	(5,971)
Accounts receivable, net	(2,012)	1,108
Inventories	25	(8)
Prepaid expenses and other current assets	4,364	(2,643)
Other current tax liabilities	(3,573)	—
Income taxes payable, net	1,341	—
Other assets, net	(2,855)	(573)
Accounts payable and accrued liabilities	(4,239)	1,351
Other long-term tax liabilities	(3,171)	252
Other liabilities	555	(444)
Net cash provided by (used in) operating activities	19,064	(3,018)
Cash Flows from Investing Activities
Capital expenditures	(4,789)	(1,809)
Insurance proceeds for replacement assets	—	451
Net cash used in investing activities	(4,789)	(1,358)
Cash Flows from Financing Activities
Borrowings under bank credit facility	149,300	116,200
Payments under bank credit facility	(149,200)	(119,400)
Payments on term loan	(21,950)	(950)
Debt financing costs	(7)	—
Net cash used in financing activities	(21,857)	(4,150)
Decrease in cash and cash equivalents	(7,582)	(8,526)
Cash and cash equivalents, beginning of period	36,054	37,527
Cash and cash equivalents, end of period	$28,472	$29,001

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$25,975	$27,271
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$130	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust") in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). After submission of a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date. There was no resulting direct impact on our consolidated financial statements from these events.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 19, 2015.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

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

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments, and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investments to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly, if necessary, when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $10.5 million and $9.2 million as of March 31, 2015 and December 31, 2014, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

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

The amounts included in promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Rooms	$16,945	$16,668
Food and beverage	12,800	12,152
Other	23,376	22,796
Total promotional allowances	$53,121	$51,616

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Rooms	$5,185	$5,214
Food and beverage	10,186	9,672
Other	2,422	2,366
Total estimated cost of promotional allowances	$17,793	$17,252

Gaming Taxes
In New Jersey, we are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the condensed

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

consolidated statements of operations. These taxes were $13.1 million and $12.1 million during the three months ended March 31, 2015 and 2014, respectively.

Income Taxes
As a single member LLC, MDDC is treated as a disregarded entity for federal income tax purposes. As such, it is not subject to federal income tax and its income is treated as earned by its member, MDDHC. MDDHC is treated as a partnership for federal income tax purposes and federal income taxes are the responsibility of its members. In New Jersey, casino partnerships are subject to state income taxes under the Casino Control Act; therefore, MDDC, considered a casino partnership, is required to record New Jersey state income taxes. In 2004, MDDC was granted permission by the state of New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with the members of its parent, MDDHC. The amounts reflected in the condensed consolidated financial statements are reported as if MDDC was taxed for state purposes on a stand-alone basis; however, MDDC files a consolidated state tax return with the members of MDDHC. Under the terms of the tax sharing agreement between MDDC and the members of its parent, current year tax attributes of the members are utilized prior to MDDC’s separately determined net operating loss carryforward. The utilization of the current year member tax attributes resulted in an income tax payable that will be remitted to the members of MDDHC under the tax sharing agreement. Amounts due to the State of New Jersey reflect the estimated tax effect of proposed audit adjustments agreed to in the New Jersey 2003 through 2009 state income tax examination. Such amounts were reclassified from other long term tax liabilities, as it is reasonably possible that payment will occur in the next twelve month period.

The amounts due to these members are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes receivable is presented below:

	March 31,	December 31,
(In thousands)	2015	2014
Amounts payable to members of MDDHC	$4,148	$4,148
Amounts payable (receivable) - the State of New Jersey	1,336	(5)
Income taxes payable (receivable), net	$5,484	$4,143

Accounting for Uncertain Tax Positions
The impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Accounting guidance, which is applicable to all income tax positions, provides commentary on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three Months Ended
March 31,
(In thousands)	2015
Unrecognized tax benefit as of January 1, 2015	$6,217
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Reductions based on tax positions settled with taxing authorities	—
Reductions based on tax positions related to prior years	(3,213)
Unrecognized tax benefit as of March 31, 2015	$3,004

During the quarter, we effectively settled our 2005 through 2009 IRS examination and adjusted our unrecognized tax benefits and state income tax payable for the expected state tax impact of the federal income tax adjustments, where the state and federal tax treatment should be consistent. In the quarter, we reduced our unrecognized tax benefits by $3.2 million. The reduction in our unrecognized tax benefits and reversal of interest accrued on other state income tax liabilities resulted in an income statement benefit to our tax provision of $2.5 million.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

Our New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2009 are under audit by the New Jersey Division of Taxation. It is reasonably possible over the next twelve-month period that we may experience a decrease in our unrecognized tax benefits, as of March 31, 2015, in an amount of up to $3.0 million, all of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the realization of tax attributes, in connection with our state examination.

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2015-03 Simplifying the Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-03. Update 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods within those fiscal years, and early adoption is permitted. The Company is evaluating the potential impact of the new standard on its financial reporting.

Accounting Standards Update 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("Update 2015-01")
In January 2015, the FASB issued Update 2015-01. Update 2015-01 eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under Update 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The standard is effective for annual periods beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its financial reporting.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Land	$87,301	$87,301
Buildings and improvements	1,422,473	1,420,467
Furniture and equipment	322,034	321,459
Construction in progress	9,780	9,569
Total property and equipment	1,841,588	1,838,796
Less accumulated depreciation	678,133	665,574
Property and equipment, net	$1,163,455	$1,173,222
Depreciation expense was $14.7 million and $14.5 million during the three months ended March 31, 2015 and 2014, respectively.
Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Payroll and related	$22,306	$22,546
Interest	5,265	15,205
Gaming liabilities	26,952	25,463
Player loyalty program liabilities	5,077	4,963
General liability claims	11,389	11,212
Other accruals	32,641	25,571
Total accrued liabilities	$103,630	$104,960

NOTE 5.    LONG-TERM DEBT, NET
Long-term debt, net of current maturities consists of the following:

	March 31, 2015
(In thousands)	Interest Rates at Mar. 31, 2015	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	4.00%	$13,800	$—	$—	$13,800
Incremental Term Loan	6.50%	325,750	(2,356)	—	323,394
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,402)	(5,080)	387,018
		733,050	(3,758)	(5,080)	724,212
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$729,250	$(3,758)	$(5,080)	$720,412

	December 31, 2014
(In thousands)	Interest Rates at Dec. 31, 2014	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	4.10%	$13,700	$—	$—	$13,700
Incremental Term Loan	6.75%	347,700	(2,701)	—	344,999
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,488)	(5,392)	386,620
		754,900	(4,189)	(5,392)	745,319
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$751,100	$(4,189)	$(5,392)	$741,519

At March 31, 2015, $13.8 million was outstanding under the revolving credit facility (the “Revolving Credit Facility”) component of the MDFC Amended and Restated Credit Agreement (the "Credit Facility"), with $4.8 million allocated to support a letter of credit, leaving remaining contractual availability of $51.4 million.

Covenant Compliance
As of March 31, 2015, we believe that we were in compliance with the financial and other covenants of our debt instruments.

Loss on Early Extinguishments of Debt
During the three months ended March 31, 2015, we incurred non-cash charges of $0.5 million for deferred debt financing costs written off, which represents the ratable reduction in borrowing capacity due to optional prepayments of our Incremental Term Loan made during this period.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. The trial date for the Appellate Court hearing is scheduled for June 1, 2015. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $49.0 million and $12.7 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as a tax credit of approximately $19.3 million for tax year 2014. Such credit results from a lower 2014 property tax valuation relative to the prior year and the City’s issuance of a final 2014 property tax rate. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. We filed a protective appeal in Tax Court on our 2015 property tax valuation on March 20, 2015. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011 through 2013 per the terms of the agreement.

Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or, if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 7.    FAIR VALUE MEASUREMENTS
The authoritative accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These inputs create the following fair value hierarchy:

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	March 31, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$28,472	$28,472	$—	$—
Restricted cash	6,257	6,257	—	—
CRDA investments, net	10,462	—	—	10,462

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$36,054	$36,054	$—	$—
Restricted cash	5,676	5,676	—	—
CRDA investments, net	9,158	—	—	9,158

The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at March 31, 2015 and December 31, 2014. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at March 31, 2015 and December 31, 2014.

The following table summarizes the changes in fair value of the Company's Level 3 assets:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Balance at January 1,	$9,158	$4,613
Deposits	1,956	1,747
Included in earnings	(652)	(554)
Settlements	—	(259)
Ending balance at March 31,	$10,462	$5,547

Balances Disclosed at Fair Value
The following tables present the fair value measurement information about our long-term debt:

	March 31, 2015
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Revolving Credit Facility	$13,800	$13,800	$13,800	Level 2
Incremental Term Loan	325,750	323,394	327,310	Level 2
9.875% Senior Secured Notes due 2018	393,500	387,018	411,208	Level 1
Total debt	$733,050	$724,212	$752,318

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014
____________________________________________________________________________________________________

	December 31, 2014
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Revolving Credit Facility	$13,700	$13,700	$13,700	Level 2
Incremental Term Loan	347,700	344,999	340,746	Level 2
9.875% Senior Secured Notes due 2018	393,500	386,620	412,191	Level 1
Total debt	$754,900	$745,319	$766,637

The estimated fair value of our Revolving Credit Facility at March 31, 2015 and December 31, 2014 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Revolving Credit Facility. The estimated fair value of our incremental term loan is based on a relative value analysis performed on or about March 31, 2015 and December 31, 2014. The estimated fair value of our senior secured notes is based on quoted market prices as of March 31, 2015 and December 31, 2014.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2015.

NOTE 8. SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after March 31, 2015. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

On March 24, 2010, MAC transferred its 50% ownership interest (the "MGM Interest") in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the "Divestiture Trust"), in connection with MGM's settlement agreement with the New Jersey Division of Gaming Enforcement ("NJDGE"). After submission of a Joint Petition of MGM, Boyd and MDDC, the NJCCC, on February 13, 2013, approved amendments to the settlement agreement which permitted MGM to file an application for a statement of compliance, which, if approved, would permit MGM to reacquire its interest in MDDC. On September 10, 2014, the NJCCC approved MGM's application. As a result, the Divestiture Trust was dissolved as of September 30, 2014, and MGM reacquired its interest in MDDC as of such date.

There was no resulting direct impact on our consolidated financial statements from these events.

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin.party Digital Entertainment PLC ("bwin"), we offer a full suite of games, including poker, slots and table games, under the Borgata brand and have captured a 28.8% market share since our launch based on the percentage of gaming revenues reported by online gaming sites operating in the state. We expect that we will face increased competition, both to our online gaming site and to our land-based operations, from internet lotteries, sweepstakes, and other internet wagering gaming services.

As part of our ongoing efforts to maintain our position as the premiere hotel and casino in Atlantic City, our estimated total capital expenditures for 2015 are expected to be approximately $39.0 million and are primarily comprised of various maintenance capital projects. We intend to fund such capital expenditures through the revolving credit facility (the "Revolving Credit Facility") component of our Amended and Restated Credit Agreement (the "Credit Facility"), as well as through operating cash flows.

We are also managing our cost and expense structure to cope with the increase in regional competition and generate strong and stable cash flow.

Due to a number of factors affecting consumers, including reduced consumer spending, the outlook for the gaming industry remains highly unpredictable. Because of these uncertain conditions, we have increasingly focused on managing our operating margins.

We sponsor our own program to expand our brand awareness and leverage our strong loyalty card program, predicated on efforts to use marketing and promotional programs to retain existing customers, maintain trip frequency and acquire new customers. We offer our guests comprehensive, competitive and targeted marketing and promotion programs. The "My Borgata Rewards" program, for example, offers players a hassle-free way of earning slot dollars, comp dollars and other rewards and benefits based on game play, with convenient on-line access to account balances and other program information. In addition, we strive to differentiate our casino with high-quality guest service to further enhance overall brand and customer experience to position Borgata as the "must visit" property in Atlantic City. We maintain a database of customers enrolled in "My Borgata Rewards," which is used to support our marketing efforts.

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

We continue to lead the Atlantic City market in table games and slot market share. Our land-based business achieved 35.0% of the table game drop and 28.5% of the slot handle market share for the three months ended March 31, 2015, which reflects the success of our focus on managing existing operations and reinvesting in our business to retain our position as the leading resort in the market.

RESULTS OF OPERATIONS
Summary of Operating Results
The following provides a summary of certain key operating results:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net revenues	$182,589	$167,264
Operating income	23,350	6,322
Net income (loss)	8,028	(10,664)

Net revenues
Net revenues increased $15.3 million, or 9.2%, during the three months ended March 31, 2015, compared to the same period in the prior year. The increase was primarily a result of a 10.6% and 5.2% increase in slot win and table games win, respectively. We continue to be the leader of gaming revenue market share in Atlantic City and achieved 35.0% of the table game drop and 28.5% of the slot handle market share for the three months ended March 31, 2015. Additionally, we are the dominant leader in poker win and achieved 62.2% of the market share for the three months ended March 31, 2015. The Borgata Network is also the leader in the online gaming market, achieving a market share of 33.3% during the three months ended March 31, 2015.

Operating income
Operating income increased $17.0 million, or 269.3%, during the three months ended March 31, 2015, as compared to the corresponding period of the prior year, due largely to the increase in gaming revenues, improved performance by our online operation and a $5.5 million, or 37.7%, decrease of property tax expense over the same period in the prior year related to the settlement agreement with the City of Atlantic City.

Net income (loss)
Net income for the three months ended March 31, 2015, was $8.0 million as compared to net loss of $10.7 million during the comparable prior year period. Net income was impacted by the increase in operating income as discussed above, and was further improved upon by a $1.0 million decline in interest expense and a $1.1 million increase in state income tax benefit.

Operating Revenues
Gaming revenues are primarily comprised of the win from our slot machine operations, table game win and win from online gaming. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 70% of gross revenues for each of the three months ended March 31, 2015 and 2014. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 15% and 14% of gross revenues for the three months ended March 31, 2015 and 2014, respectively. Room revenue produced approximately 12% of gross revenues for each of the three months ended March 31, 2015 and 2014. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed approximately 5% or less of gross revenues during each of these periods.

The following table presents our departmental revenues and expenses:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
REVENUES
Gaming	$165,128	$153,686
Food and beverage	34,468	31,054
Room	27,604	25,569
Other	8,510	8,571
Gross revenues	235,710	218,880
Less promotional allowances	53,121	51,616
Net revenues	$182,589	$167,264

COSTS AND EXPENSES
Gaming	$66,919	$63,464
Food and beverage	17,687	15,695
Room	3,260	2,784
Other	6,754	6,499
	$94,620	$88,442
MARGINS
Gaming	59.5%	58.7%
Food and beverage	48.7%	49.5%
Room	88.2%	89.1%
Other	20.6%	24.2%

Gaming
Gaming revenues increased $11.4 million, or 7.4%, during the three months ended March 31, 2015, as compared to the corresponding period of the prior year, primarily due to a 10.6% and 5.2% increase in slot win and table games win, respectively. While hold percentage for both slots and table games did not change significantly, slot coin-in and table games drop increased 11.2% and 3.6%, respectively. Gaming revenues for online gaming were essentially even compared to the prior year.

Food and Beverage
Food and beverage revenues increased by $3.4 million, or 11.0%, during the three months ended March 31, 2015, compared with the corresponding period of the prior year. The increase was primarily due to a 7.9% increase in the number of guests served and a 3.9% increase in the average guest check.

Room
During the three months ended March 31, 2015, we had 210,300 occupied rooms, with an average occupancy rate of 84.4% at an average daily rate of $128.94, compared to 196,564 occupied rooms, with an average occupancy rate of 78.9% at an average daily rate of $127.42 during the comparable period in the prior year, the effect of which resulted in a 8.0% increase in room revenues.

Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Selling, general and administrative	$34,153	$41,402
Maintenance and utilities	15,991	16,927
Depreciation and amortization	14,799	14,542
Other operating items, net	(324)	(404)
Preopening expenses	—	33

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 14.5% and 18.9% during the three months ended March 31, 2015 and 2014, respectively. Selling, general and administrative expenses decreased as a percentage of gross revenues as compared to the same period in the prior year due to a decrease in property taxes related to the settlement agreement with the City of Atlantic City.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 6.8% and 7.7% during the three months ended March 31, 2015 and 2014, respectively. Utility costs in 2015 declined from the level experienced in the prior year due to the severe winter weather in first quarter 2014.

Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million during the three months ended March 31, 2015 compared to the same period in 2014.

Other Operating Items, net
Other operating items, net, generally includes unusual, nonrecurring charges, including recoveries resulting from the receipt of insurance proceeds. The amount of such items was not material in either period.

Preopening Expenses
We expense certain costs of start-up activities as incurred. The expenses in 2014 primarily reflect the costs incurred related to the development of our real money online gaming operation.

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Interest expense, net	$16,657	$17,690
Average outstanding long-term debt	738,408	801,341
Weighted average interest rate	8.5%	8.2%

Interest expense decreased $1.0 million, or 5.8%, during the three months ended March 31, 2015, due to lower average long-term debt balances offset by a higher weighted average interest rate compared to the corresponding period in the prior year. The increased weighted average interest rate reflects a shift in the mix of debt between the variable interest rate of the Revolving Credit Facility and the Incremental Term Loan and the fixed senior secured notes.

Loss On Early Extinguishments of Debt
During the three months ended March 31, 2015, we incurred non-cash charges of $0.5 million for deferred debt financing costs written off, which represents the ratable reduction in borrowing capacity due to optional prepayments of our Incremental Term Loan made during this period.

State Income Taxes
The effective state income tax rate for the three months ended March 31, 2015 and 2014 was (29.5)% and 6.2%, respectively. The tax benefit for the three months ended March 31, 2015 was favorably impacted by an effective settlement in connection with our 2005 through 2009 IRS audit. We adjusted our unrecognized tax benefits and state income tax payable for the expected state tax impact of the federal income tax adjustments, where the state and federal tax treatment should be consistent, and reduced the related accrued interest. The tax benefit or provision for the three months ended March 31, 2015 and 2014 was adversely impacted by certain recurring permanent tax adjustments and interest accrued on uncertain tax benefits. Such adjustments, which are unaffected by the level of income or loss from continuing operations, increase the statutory tax provision or reduce the statutory tax benefit on our pretax income or loss, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes in our financial position since December 31, 2014.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our Revolving Credit Facility. As of March 31, 2015 and December 31, 2014, we had balances of cash and cash equivalents of $28.5 million and $36.1 million, respectively. In addition, we had a working capital deficit of $26.0 million as of March 31, 2015 and $21.9 million as of December 31, 2014.

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

The indenture governing the 9.875% Senior Secured Notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing Credit Facility. At March 31, 2015, approximately $51.4 million of additional capacity was available under the Revolving Credit Facility.

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

The blended interest rate for outstanding borrowings under our Credit Facility was 4.0% and 4.1% at March 31, 2015, and December 31, 2014, respectively. At March 31, 2015, $13.8 million was outstanding under the Credit Facility, with $4.8 million allocated to support a letter of credit, leaving contractual availability of $51.4 million.

None of BAC, MAC, their parents, or their affiliates are guarantors of our Credit Facility, as amended.

The Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA requirement (as defined in the Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii)

imposing restrictions on MDDC's ability to pay dividends. We believe we were in compliance with these covenants at March 31, 2015.

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

The Incremental Term Loan was issued with 1.00% of original issue discount. The original issue discount has been recorded as an offset to the principal amount of the Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At March 31, 2015, the effective interest rate on the Incremental Term Loan was 6.7%.

Senior Secured Notes
The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at March 31, 2015.

The original issue discount for the 2018 Notes has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At March 31, 2015, the effective interest rate on the 2018 Notes was 10.4%.

Cash Flows Summary

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net cash provided by (used in) operating activities	$19,064	$(3,018)
Cash flows from investing activities:
Capital expenditures	(4,789)	(1,809)
Insurance proceeds for replacement assets	—	451
Net cash used in investing activities	(4,789)	(1,358)
Cash flows from financing activities:
Borrowings under bank credit facility	149,300	116,200
Payments under bank credit facility	(149,200)	(119,400)
Payments on term loan	(21,950)	(950)
Debt financing costs	(7)	—
Net cash used in financing activities	(21,857)	(4,150)
Decrease in cash and cash equivalents	$(7,582)	$(8,526)

Cash Flows from Operating Activities
During the three months ended March 31, 2015, our operating cash flows increased from a use of cash of $3.0 million in the prior period to a source of cash of $19.1 million in the current year. Operating cash flow increased primarily due to improved operating results during the current year period.

Cash Flows from Investing Activities
Capital expenditures during the three months ended March 31, 2015 and 2014 were $4.8 million and $1.8 million, respectively. Cash paid for capital expenditures during both periods related primarily to routine maintenance capital spending.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our Credit Facility. Depending on our cash flow needs, we borrow and repay amounts under our Credit Facility to manage our overall cash position.

During the three months ended March 31, 2015, we borrowed net $0.1 million on our Credit Facility, compared to net payments of $3.2 million during the three months ended March 31, 2014. Additionally, during the three months ended March 31, 2015, we paid $22.0 million to reduce the principal on our Incremental Term Loan.

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

Commitments
There have been no material changes to our commitments described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 19, 2015.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. The trial date for the Appellate Court hearing is scheduled for June 1, 2015. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $49.0 million and $12.7 million, respectively. We can provide no assurances that the Tax Court’s decision in the 2009-2010 appeal will be upheld at the appellate level. Due to the uncertainty surrounding the ultimate resolution of the City’s appeal, we will not recognize any gain until a final, non-appealable decision has been rendered.

On June 5, 2014, we entered into a settlement agreement with the City. The agreement resolved the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as a tax credit of approximately $19.3 million for tax year 2014. Such credit results from a lower 2014 property tax valuation relative to the prior year and the City’s issuance of a final 2014 property tax rate. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. We filed a protective appeal in Tax Court on our 2015 property tax valuation on March 20, 2015. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. In the event that the City does not issue bonds, or otherwise fails to pay the refund, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011 through 2013 per the terms of the agreement.

Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or, if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

Off Balance Sheet Arrangements
Our off balance sheet arrangements as defined in Item 303(a)(4)(ii) and described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015, consist of the following:

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

Letter of Credit
We had a $4.8 million outstanding letter of credit as of March 31, 2015.

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

A description of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2014, as originally filed with the SEC on March 19, 2015.

Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies-Recently Issued Accounting Pronouncements, in the notes to the condensed consolidated financial statements (unaudited).

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are forward-looking, include, but are not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as "may," "will," "might," "expect," "believe," "anticipate," "outlook," "could," "would," "continue," "pursue," "target," "project," "intend," "plan," "seek," "estimate," "should," "assume," and "continue," or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

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

•	the sufficiency of our Revolving Credit Facility, our cash flows from operations and cash equivalents to meet our projected capital expenditures for the next twelve months;

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

Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2015, our long-term variable-rate borrowings represented approximately 46.3% of total long-term debt. Based on March 31, 2015 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $3.4 million.

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
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following Risk Factors should be considered carefully in evaluating our business.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our senior secured notes could decline significantly, and investors could lose all or part of their investment. We encourage investors to review the risks and uncertainties relating to our business disclosed under Part I. Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 19, 2015.

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

Following legalization in New Jersey in February 2013, we launched our real-money online gaming site with bwin party in November 2013. While our site has captured a 27.4% market share as of December 31, 2014, we expect that we will face increased competition to our online gaming site and to our property, from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers.

Further, in 2014 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow Nevada to enter into agreements with other states to create multi-state poker wagering and several other states are currently considering legislation that would legalize internet gaming at the state level. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

The expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of our customers has had an adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York, Delaware, Maryland and Massachusetts, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted our business, results of operations and financial condition.

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
Due to the economy and regional competition, property tax valuations in Atlantic City (the “City”) have decreased consistently over the last several years. In addition, four casinos in the City closed in 2014 resulting in a dramatic drop in the City’s property tax base. As a result, the real estate tax rate has increased substantially. The State of New Jersey has installed an Emergency Manager to review the City’s finances and propose a solution. Legislation has also been drafted to create a payment in lieu of taxes (“Pilot”) program for the casinos which would establish annual fixed payments for 15 years and also re-direct funding from other sources to the City. Failure by the City to address the current fiscal situation may lead to additional casino closings and may have a material adverse effect on our results of operations and financial condition.

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
Atlantic City casinos, including Borgata, currently pay a 9.25% effective tax rate on land-based gross gaming revenue and 17.5% effective tax rate for online gross gaming revenue, which includes a community investment alternative obligation equal to 1.25% of land-based gross gaming revenue and 2.5% of online gross gaming revenue, plus additional taxes and fees. We also pay property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. We are treated as a partnership for federal income tax purposes and therefore federal income taxes are the responsibility of our members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to record New Jersey state income taxes. There can be no assurance that the State of New Jersey will not enact legislation that increases gaming tax rates.

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

Borgata is located in an area that has been identified by the director of FEMA as a special flood hazard area. According to the FEMA statistics, this area has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Over a 30-year period, the risk of a 100-year flood in a special flood hazard area is 26%. We currently maintain $200 million of flood insurance coverage.

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

In addition, our business requires numerous federal, state and local permits and licenses. Continued operation of Borgata depends on the maintenance of such permits and licenses. Our business may be adversely affected if we are unable to comply with existing regulations or requirements or changes in applicable regulations or requirements. In the event of foreclosure, the transfer of such permits and licenses may be prohibited or may require us to incur significant cost and expense. Further, there can be no assurance that the applicable governmental authorities will consent to the transfer of all such permits. If the regulatory approvals required for such transfers are not obtained or are delayed, the foreclosure may be delayed, a temporary shutdown of operations may result and the value of the collateral may be significantly impaired.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statement of Changes in Member Equity for the three months ended March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on May 13, 2015.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer