Form 10-Q
period 2015-06-30
Marina District Finance Company, Inc.
filed 2015-08-12
CIK 1517007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
FOR THE PERIOD ENDED JUNE 30, 2015

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

PART I. Financial Information

Item 1.	Financial Statements
MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30,	December 31,
(Unaudited)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$35,149	$36,054
Restricted cash	6,154	5,676
Accounts receivable, net	32,704	32,839
Inventories	4,754	4,455
Prepaid expenses and other current assets	16,292	17,895
Deferred income taxes	3,340	3,378
Total current assets	98,393	100,297
Property and equipment, net	1,159,058	1,173,222
Debt financing costs, net	6,552	8,435
Other assets, net	18,656	14,682
Total assets	$1,282,659	$1,296,636
LIABILITIES AND MEMBER EQUITY
Current liabilities
Current maturities of long-term debt	$3,800	$3,800
Accounts payable	3,701	5,674
Other current tax liabilities	—	3,573
Income taxes payable, net	5,254	4,143
Accrued liabilities	117,538	104,960
Total current liabilities	130,293	122,150
Long-term debt, net of current maturities	698,875	741,519
Deferred income taxes	9,387	6,315
Other long-term tax liabilities	6,751	9,768
Other liabilities	5,495	5,007
Commitments and contingencies (Note 6)
Member equity	431,858	411,877
Total liabilities and member equity	$1,282,659	$1,296,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
Revenues
Gaming	$170,277	$166,599	$335,405	$320,285
Food and beverage	36,392	34,064	70,860	65,118
Room	30,349	29,602	57,953	55,171
Other	10,397	10,308	18,907	18,879
Gross revenues	247,415	240,573	483,125	459,453
Less promotional allowances	56,252	58,719	109,373	110,335
Net revenues	191,163	181,854	373,752	349,118
Operating costs and expenses
Gaming	67,057	65,000	133,976	128,464
Food and beverage	19,147	18,245	36,834	33,940
Room	3,799	3,693	7,059	6,477
Other	9,590	8,644	16,344	15,143
Selling, general and administrative	32,523	28,555	66,676	69,957
Maintenance and utilities	14,520	15,072	30,511	31,999
Depreciation and amortization	14,791	14,812	29,590	29,354
Other operating items, net	(441)	1	(765)	(403)
Preopening expenses	—	236	—	269
Total operating costs and expenses	160,986	154,258	320,225	315,200
Operating income	30,177	27,596	53,527	33,918
Other expense
Interest expense, net	16,307	17,828	32,964	35,518
Loss on early extinguishments of debt	543	—	1,035	—
Total other expense	16,850	17,828	33,999	35,518
Income (loss) before state income taxes	13,327	9,768	19,528	(1,600)
State income tax benefit (provision)	(1,374)	(1,006)	453	(302)
Net income (loss)	$11,953	$8,762	$19,981	$(1,902)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY

(In thousands)	Capital Contributions	Accumulated Deficit	Total Member Equity
(Unaudited)
Balances, January 1, 2015	$446,700	$(34,823)	$411,877
Net income	—	19,981	19,981
Balances, June 30, 2015	$446,700	$(14,842)	$431,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	June 30,
(Unaudited)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$19,981	$(1,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,590	29,354
Gain from insurance subrogation settlement	—	(451)
Amortization of debt financing costs	1,228	1,302
Amortization of discounts on long-term debt	1,155	1,135
Deferred income taxes	3,110	(209)
Provision for doubtful accounts	1,994	757
Loss on early extinguishments of debt	1,035	—
Other operating activities	(14)	(1)
Changes in operating assets and liabilities:
Restricted cash	(478)	(4,793)
Accounts receivable, net	(1,859)	(660)
Inventories	(299)	(492)
Prepaid expenses and other current assets	1,603	(13,232)
Other assets, net	(4,263)	(1,993)
Accounts payable and accrued liabilities	10,537	2,575
Other current tax liabilities	(3,573)	3,480
Income taxes payable, net	1,111	1,028
Other long-term tax liabilities	(3,017)	(2,970)
Other liabilities	488	(846)
Net cash provided by operating activities	58,329	12,082
Cash Flows from Investing Activities
Capital expenditures	(15,054)	(8,528)
Insurance proceeds for replacement assets	—	451
Net cash used in investing activities	(15,054)	(8,077)
Cash Flows from Financing Activities
Borrowings under bank credit facility	309,800	248,700
Payments under bank credit facility	(305,100)	(255,500)
Payments on term loan	(48,850)	(1,900)
Other	(30)	—
Net cash used in financing activities	(44,180)	(8,700)
Decrease in cash and cash equivalents	(905)	(4,695)
Cash and cash equivalents, beginning of period	36,054	37,527
Cash and cash equivalents, end of period	$35,149	$32,832

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$30,851	$34,159
Cash paid (received) for income taxes	1,916	(1,029)
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$68	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
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

We are required to make quarterly deposits with the CRDA to satisfy our investment obligations. At the date the obligation arises, we record charges to expense (i) pursuant to the respective underlying agreements for obligations with identified qualified investments, and (ii) by applying a one-third valuation reserve to our obligations that are available to fund qualified investments to reflect the anticipated below market return on investment. The one-third valuation reserve is adjusted accordingly, if necessary, when a qualified investment is identified. Our deposits with the CRDA, net of valuation reserves held by us, were $12.0 million and $9.2 million as of June 30, 2015 and December 31, 2014, respectively, and are included in other assets, net, on our condensed consolidated balance sheets.

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

The amounts included in promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Rooms	$17,914	$17,667	$34,860	$34,335
Food and beverage	12,961	12,087	25,761	24,239
Other	25,377	28,965	48,752	51,761
Total promotional allowances	$56,252	$58,719	$109,373	$110,335

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Rooms	$5,483	$5,485	$10,668	$10,699
Food and beverage	10,295	9,599	20,481	19,271
Other	2,890	2,814	5,312	5,180
Total estimated cost of promotional allowances	$18,668	$17,898	$36,461	$35,150

Gaming Taxes
In New Jersey, we are subject to an annual tax assessment based on gross gaming revenues of 8% on our land-based gross gaming revenues and 15% on our online gross gaming revenues. These gaming taxes are recorded as a gaming expense in the condensed

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

consolidated statements of operations. These taxes were $13.2 million and $12.8 million during the three months ended June 30, 2015 and 2014, respectively, and $26.2 million and $24.9 million during the six months ended June 30, 2015 and 2014, respectively.

Income Taxes
As a single member LLC, MDDC is treated as a disregarded entity for federal income tax purposes. As such, it is not subject to federal income tax and its income is treated as earned by its member, MDDHC. MDDHC is treated as a partnership for federal income tax purposes and federal income taxes are the responsibility of its members. In New Jersey, casino partnerships are subject to state income taxes under the Casino Control Act; therefore, MDDC, considered a casino partnership, is required to record New Jersey state income taxes. In 2004, MDDC was granted permission by the state of New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with the members of its parent, MDDHC. The amounts reflected in the condensed consolidated financial statements are reported as if MDDC was taxed for state purposes on a stand-alone basis; however, MDDC files a consolidated state tax return with the members of MDDHC. Under the terms of the tax sharing agreement between MDDC and the members of its parent, current year tax attributes of the members are utilized prior to MDDC’s separately determined net operating loss carryforward. The utilization of the current year member tax attributes resulted in an income tax payable that will be remitted to the members of MDDHC under the tax sharing agreement. Amounts due to the State reflect the estimated post audit tax effect of roll-forward audit adjustments resulting from the New Jersey 2003 through 2009 state income tax examination. Such amounts were reclassified from other long term tax liabilities, as it is reasonably possible that payment will occur in the next twelve month period.

The amounts due to these members are a result of each member's respective tax attributes included in the consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes receivable is presented below:

	June 30,	December 31,
(In thousands)	2015	2014
Amounts payable to members of MDDHC	$4,920	$4,148
Amounts payable (receivable) - the State of New Jersey	334	(5)
Income taxes payable, net	$5,254	$4,143

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Six Months Ended
June 30,
(In thousands)	2015
Unrecognized tax benefit as of January 1	$6,217
Additions based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Reductions based on tax positions settled with taxing authorities	—
Reductions based on tax positions related to prior years	(3,213)
Unrecognized tax benefit as of June 30	$3,004

During the first quarter, we effectively settled our 2005 through 2009 IRS examination and adjusted our unrecognized tax benefits and state income tax payable for the expected state tax impact of the federal income tax adjustments, where the state and federal tax treatment should be consistent. As a result, we reduced our unrecognized tax benefits by $3.2 million. The reduction in our unrecognized tax benefits and reversal of interest accrued on other state income tax liabilities resulted in a first quarter income statement benefit to our tax provision of $2.5 million.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

In July 2015, we received a final audit determination from the New Jersey Division of Taxation in connection with the examination of our New Jersey state income tax returns for the years ended December 31, 2003 through December 31, 2009. As a result of the determination, it is reasonably possible over the next twelve-month period that we will experience a decrease in our unrecognized tax benefits, as of June 30, 2015, in an amount up to $3.0 million, all of which would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to the realization of tax attributes, in connection with our state examination.

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

Recently Issued Accounting Pronouncements
Accounting Standards Update 2015-08 Business Combinations ("Update 2015-08")
In May 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-08, which provides updates to guidance related to pushdown accounting and is effective immediately. The Company determined that the impact of the new standard on its financial reporting will not be material.

Accounting Standards Update 2015-05 Customers Accounting for Fees Paid in a Cloud Computing Arrangement (Topic 350) ("Update 2015-05")
In April 2015, the FASB issued Update 2015-05, which provides guidance on a customer's accounting for cloud computing costs. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact of the adoption of Update 2015-05 to the condensed consolidated financial position.

Accounting Standards Update 2015-03 Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued Update 2015-03. Update 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods within those fiscal years, and early adoption is permitted. The Company determined that the impact of the new standard on its financial reporting will not be material.

Accounting Standards Update 2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("Update 2015-01")
In January 2015, the FASB issued Update 2015-01. Update 2015-01 eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under Update 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The standard is effective for annual periods beginning after December 15, 2015 with early adoption permitted. The Company determined that the impact of the new standard on its financial reporting will not be material.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

NOTE 3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Land	$87,301	$87,301
Buildings and improvements	1,424,057	1,420,467
Furniture and equipment	315,645	321,459
Construction in progress	11,664	9,569
Total property and equipment	1,838,667	1,838,796
Less accumulated depreciation	679,609	665,574
Property and equipment, net	$1,159,058	$1,173,222

Depreciation expense was $14.6 million and $14.7 million during the three months ended June 30, 2015 and 2014, respectively, and $29.3 million and $29.2 million during the six months ended June 30, 2015 and 2014, respectively.

Construction in progress presented in the table above primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service and, accordingly, such costs are not currently being depreciated.

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Payroll and related	$20,488	$22,546
Interest	14,933	15,205
Gaming liabilities	28,680	25,463
Player loyalty program liabilities	4,877	4,963
General liability claims	11,740	11,212
Other accruals	36,820	25,571
Total accrued liabilities	$117,538	$104,960

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT, NET
Long-term debt, net of current maturities consists of the following:

	June 30, 2015
(In thousands)	Interest Rates at June 30, 2015	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	3.63%	$18,400	$—	$—	$18,400
2013 Incremental Term Loan	6.50%	298,850	(2,001)	—	296,849
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,314)	(4,760)	387,426
		710,750	(3,315)	(4,760)	702,675
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$706,950	$(3,315)	$(4,760)	$698,875

	December 31, 2014
(In thousands)	Interest Rates at Dec. 31, 2014	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
Revolving Credit Facility	4.10%	$13,700	$—	$—	$13,700
2013 Incremental Term Loan	6.75%	347,700	(2,701)	—	344,999
9.875% Senior Secured Notes due 2018	9.88%	393,500	(1,488)	(5,392)	386,620
		754,900	(4,189)	(5,392)	745,319
Less current maturities		3,800	—	—	3,800
Long-term debt, net		$751,100	$(4,189)	$(5,392)	$741,519

At June 30, 2015, $18.4 million was outstanding under the revolving credit facility (the “Revolving Credit Facility”) component of the MDFC Amended and Restated Credit Agreement (the "Credit Facility"), and $4.8 million was allocated to support a letter of credit, leaving remaining contractual availability of $46.8 million.

2013 Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joint Agreement (the "2013 Incremental Term Loan"), among MDDC, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The 2013 Incremental Term Loan increased the term commitments under the Revolving Credit Facility by an aggregate amount of $380.0 million.

Commitment for New Incremental Term Loan
On July 16, 2015, MDFC entered into a Lender Joinder Agreement and Refinancing Amendment (the “Joinder Agreement”) among MDFC, MDDC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. The Joinder Agreement increases the Term Commitments under the Amended and Restated Credit Agreement dated as of July 24, 2013 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”; capitalized terms used herein and not defined herein or in the Joinder Agreement shall have the meanings given to such terms in the Credit Agreement) among MDFC, MDDC, various lenders ("Incremental Term Lenders") and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, by an aggregate amount of $650.0 million (the “Incremental Term Loan”).

Drawings of the Incremental Term Loan can be funded in multiple drawings. The proceeds from the initial draw on the Incremental Term Loan (the “Initial Incremental Term Loan”) will be used to repay MDFC’s outstanding 9.875% Senior Secured Notes due 2018 (the “2018 Notes”). The interest rate per annum applicable to the Incremental Term Loan will be (a) the Effective Eurodollar Rate (defined below) plus the Term Loan Applicable Rate (defined below) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the Credit Agreement and (b) the Base Rate plus the Term Loan Applicable Rate if and to the extent the Incremental Term Loan is a Base Rate Loan under the Credit Agreement. “Effective Eurodollar Rate” means, for any interest period, the greater of (x) the Eurodollar Rate in effect for such interest period and (y) 1.00%. “Term Loan Applicable Rate” means (x) in the case of a Eurodollar Rate Loan, (i) at any time that the Total Leverage Ratio is equal to or greater than 4.50 to 1.0, 6.00%, (ii) at any time that the Total Leverage Ratio is equal to or greater than 3.50 to 1.0 but less than 4.50 to 1.0, 5.75%, (iii) at any time

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

that the Total Leverage Ratio is equal to or greater than 3.00 to 1.0 but less than 3.50 to 1.0, 5.50%, (iv) at any time that the Total Leverage Ratio is equal to or greater than 2.50 to 1.0 but less than 3.00 to 1.0, 5.25%, and (v) at any time that the Total Leverage Ratio is less than 2.50 to 1.0, 5.00%, and (y) in the case of Base Rate Loans, (i) at any time that the Total Leverage Ratio is equal to or greater than 4.50 to 1.0, 5.00%, (ii) at any time that the Total Leverage Ratio is equal to or greater than 3.50 to 1.0 but less than 4.50 to 1.0, 4.75%, (iii) at any time that the Total Leverage Ratio is equal to or greater than 3.00 to 1.0 but less than 3.50 to 1.0, 4.50%, (iv) at any time that the Total Leverage Ratio is equal to or greater than 2.50 to 1.0 but less than 3.00 to 1.0, 4.25%, and (v) at any time that the Total Leverage Ratio is less than 2.50 to 1.0, 4.00%.

The Incremental Term Loan has yield protection in the event that the effective yield for any term facility under the Credit Agreement (other than the Incremental Term Loan) is higher than the effective yield for the Incremental Term Loan by more than 50 basis points, in which case the interest rates referred to above shall be increased to the extent necessary so that the effective yield for the Incremental Term Loan is equal to the effective yield for such other term facility minus 50 basis points.

The Incremental Term Lender has the benefit of the covenants currently set forth in the Credit Agreement. The Joinder Agreement adds a covenant that limits the capital expenditures of MDDC, MDFC, and their subsidiaries to $40,000,000 in any fiscal year (and up to $10,000,000 of any such amount not utilized in any fiscal year may be carried over for expenditure in the following fiscal year (but not any fiscal years thereafter)). The Joinder Agreement also adds a covenant that limits payment of dividends or distributions with respect to equity interests issued by MDDC (or any of its subsidiaries including MDFC) (including by repurchase, redemption, sinking fund or other retirement) or payment or prepayment of subordinated debt (including by redemption, purchase or defeasance) to the amount of Excess Cash Flow not required to be used to prepay the Term Loans under the Credit Agreement and then only if the Total Leverage Ratio is greater than levels set forth in the Joinder Agreement.

MDFC is required to make repayments on the Incremental Term Loan on or before the last business day of each fiscal quarter of MDFC commencing with the fiscal quarter ending December 31, 2015 in an amount equal to 0.25% of the original principal amount of the Incremental Term Loan. MDFC is required to repay the remaining outstanding principal amount of the Incremental Term Loan on July 16, 2023.

In addition to the mandatory prepayments required pursuant to the Credit Agreement, following repayment in full of the term facility currently outstanding under the Credit Agreement, MDFC is required to prepay the Incremental Term Loan (a) based on a certain percentage of Excess Cash Flow and (b) with proceeds received in connection with any cash settlement of any disputed property tax assessment if the Total Leverage Ratio was greater than 3.00 to 1.00 as of the most recently ended fiscal quarter of MDDC prior to the date such proceeds were received.

With some exceptions, in the event of a full or partial prepayment of the Incremental Term Loan prior to the third anniversary of the Incremental Term Facility Effective Date, such prepayment will include a premium in an amount equal to (a) 4.00% of the principal amount so prepaid, in the case of any such prepayment on or prior to the first anniversary of the Incremental Term Facility Effective Date, (b) 2.00% of the principal amount so prepaid, in the case of any such prepayment after the first anniversary of the Incremental Term Facility Effective Date but on or prior to the second anniversary of the Incremental Term Facility Effective Date and (c) 1.00% of the principal amount so prepaid, in the case of any such prepayment after the second anniversary of the Incremental Term Facility Effective Date but on or prior to the third anniversary of the Incremental Term Facility Effective Date.

9.875% Senior Secured Notes Due 2018
On July 17, 2015, MDFC issued a conditional notice of redemption to redeem all of its outstanding 2018 Notes. The redemption price for the 2018 Notes will be 102.469% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The principal and redemption premium will be paid from the proceeds of the Initial Incremental Term Loan. Accrued interest and other fees will be funded in part by the Initial Incremental Term Loan.

The redemption will be effected pursuant to the provisions of the Indenture and will be conditional upon the receipt by the Trustee of funds sufficient to pay the redemption price on or prior to the redemption date.

Covenant Compliance
As of June 30, 2015, we believe that we were in compliance with the financial and other covenants of our debt instruments.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

Loss on Early Extinguishments of Debt
During the three and six months ended June 30, 2015, we incurred non-cash charges of $0.5 million and $1.0 million, respectively, for deferred debt financing costs written off, which represents the ratable reduction in borrowing capacity due to optional prepayments of our Incremental Term Loan made during this period.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
There have been no material changes to our commitments described under Note 6, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015.

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. The Appellate Court hearing took place on June 1, 2015 and the Appellate Court issued a unanimous decision, affirming the Tax Court ruling, on July 6, 2015. The City appealed the decision to the New Jersey Supreme Court on July 24, 2015. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $49.0 million and $13.5 million, respectively. Uncertainty exists as to whether the Supreme Court will accept the City’s appeal; and if accepted, we can provide no assurance that the Appellate Court’s decision in the 2009-2010 appeal will be upheld at the Supreme Court. Due to the uncertainty surrounding the ultimate resolution of the City’s Supreme Court appeal, as well as the City’s ability to pay the judgment, we will not recognize any gain until a final, non-appealable decision has been rendered and the City has obtained dedicated sources of funding in an amount sufficient to pay the judgment.

On June 5, 2014, we entered into a settlement agreement with the City resolving the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as a tax credit of approximately $19.3 million for tax year 2014. Such credit results from a lower 2014 property tax valuation relative to the prior year and the City’s issuance of a final 2014 property tax rate. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. We filed a protective appeal in Tax Court on our 2015 property tax valuation on March 20, 2015. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. Per the terms of the agreement, the City began refunding $150,000 per month, beginning in February 2015, until such time as they pay the refund in its entirety or the agreement is terminated by either party. In the event that the City does not issue bonds, or otherwise fails to pay the refund in its entirety, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until payment is received or the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011 through 2013 per the terms of the agreement.

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

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

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

Balances Measured at Fair Value
The following tables show the fair values of certain of our financial instruments:

	June 30, 2015
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$35,149	$35,149	$—	$—
Restricted cash	6,154	6,154	—	—
CRDA investments, net	12,008	—	—	12,008

	December 31, 2014
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$36,054	$36,054	$—	$—
Restricted cash	5,676	5,676	—	—
CRDA investments, net	9,158	—	—	9,158

The fair value of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2015 and December 31, 2014. The fair value of our CRDA deposits, classified in the fair value hierarchy as Level 3, is based on estimates of the realizable value applied to the balances on statements received from the CRDA at June 30, 2015 and December 31, 2014.

The following table summarizes the changes in fair value of the Company's Level 3 assets:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Balance at April 1,	$10,462	$5,547
Deposits	2,319	1,771
Included in earnings	(773)	(590)
Ending balance at June 30,	$12,008	$6,728

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014
____________________________________________________________________________________________________

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Balance at January 1,	$9,158	$4,613
Deposits	4,275	3,518
Included in earnings	(1,425)	(1,144)
Settlements	—	(259)
Ending balance at June 30,	$12,008	$6,728

Balances Disclosed at Fair Value
The following tables present the fair value measurement information about our long-term debt:

	June 30, 2015
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Revolving Credit Facility	$18,400	$18,400	$18,400	Level 2
2013 Incremental Term Loan	298,850	296,849	307,068	Level 2
9.875% Senior Secured Notes due 2018	393,500	387,426	399,363	Level 1
Total debt	$710,750	$702,675	$724,831

	December 31, 2014
	Outstanding Face		Estimated Fair	Fair Value
(In thousands)	Amount	Carrying Value	Value	Hierarchy
Revolving Credit Facility	$13,700	$13,700	$13,700	Level 2
2013 Incremental Term Loan	347,700	344,999	340,746	Level 2
9.875% Senior Secured Notes due 2018	393,500	386,620	412,191	Level 1
Total debt	$754,900	$745,319	$766,637

The estimated fair value of our Revolving Credit Facility at June 30, 2015 and December 31, 2014 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our Revolving Credit Facility. The estimated fair value of our incremental term loan is based on a relative value analysis performed on or about June 30, 2015 and December 31, 2014. The estimated fair value of our senior secured notes is based on quoted market prices as of June 30, 2015 and December 31, 2014.

There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2015.

NOTE 8.     SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2015. During this period, up to the filing date, we did not identify any subsequent events, other than those disclosed in Note 5, Long-Term Debt, Net, and Note 6, Commitments and Contingencies, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

Overview
We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,767 guest rooms and suites, comprised of 1,970 guest rooms and suites at the Borgata hotel and 797 guest rooms and suites at The Water Club. Borgata features five fine-dining restaurants, six casual dining restaurants, eight quick dining options, 15 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as three entertainment venues including our newest entertainment venue, Borgata Festival Park. Our location within the Marina District provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

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

Overall Outlook
We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. In November 2013, we launched our real money online gaming site under the provisions of the New Jersey legislation authorizing intrastate internet gaming. Working in collaboration with bwin.party Digital Entertainment PLC ("bwin"), we offer a full suite of games, including poker, slots and table games, under the Borgata brand and have captured a 26.7% market share since our launch based on the percentage of gaming revenues reported by online gaming sites operating in the state. We expect that we will face increased competition, both to our online gaming site and to our land-based operations, from internet lotteries, sweepstakes, and other internet wagering gaming services.

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

We continue to lead the Atlantic City market in table games and slot market share. Our land-based business achieved 34.3% of the table game drop and 28.1% of the slot handle market share for the six months ended June 30, 2015, which reflects the success of our focus on managing existing operations and reinvesting in our business to retain our position as the leading resort in the market.

RESULTS OF OPERATIONS
Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$191,163	$181,854	$373,752	$349,118
Operating income	30,177	27,596	53,527	33,918
Net income (loss)	11,953	8,762	19,981	(1,902)

Net Revenues
Net revenues increased $9.3 million, or 5.1%, during the three months ended June 30, 2015, compared to the same period in the prior year. The increase was primarily a result of a 7.3% increase in slot win, a 5.7% increase in number of guests served and a 2.1% increase in rooms occupied. As the leader of gaming revenue market share in Atlantic City, we achieved 33.7% of the table game drop market share and 27.8% of the slot handle market share for the three months ended June 30, 2015. Additionally, we are the dominant leader in poker win and achieved a 60.2% market share for the three months ended June 30, 2015.

Our net revenues for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 increased by $24.6 million, or 7.1%. The increase was primarily a result of an 8.8% increase in slot win, a 6.7% increase in number of guests served and a 4.4% increase in rooms occupied. We continue to be the leader of gaming revenue market share in Atlantic City and achieved 34.3% of the table game drop market share and 28.1% of the slot handle market share for the six months ended June 30, 2015. Additionally, we are the dominant leader in poker win and achieved a 61.3% market share for the six months ended June 30, 2015. The Borgata Network is also the leader in the online gaming market, achieving a market share of 32.2% during the six months ended June 30, 2015.

Operating Income
Operating income increased $2.6 million, or 9.4%, during the three months ended June 30, 2015, as compared to the corresponding prior year period, due largely to the increase in gaming revenues and food and beverage revenues, partially offset by an increase in selling, general and administrative expenses.

Operating income increased $19.6 million, or 57.8%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year, due largely to the increase in gaming revenues and food and beverage revenues, and a decrease of $5.0 million in advertising due to the same period of the prior year encompassing the initial months of the online gaming launch.

Net Income (Loss)
Net income for the three months ended June 30, 2015, was $12.0 million as compared to net income of $8.8 million during the comparable prior year period. Net income was impacted by the increase in operating income as discussed above, and was further improved upon by a $1.5 million decline in interest expense, offset by $0.5 million of loss on early extinguishment of debt in the current quarter.

Net income for the six months ended June 30, 2015, was $20.0 million as compared to a net loss of $1.9 million during the comparable prior year period. The $21.9 million improvement was due to the increase in operating income as described above, combined with a $2.6 million decline in interest expense and a $0.8 million increase in state income tax benefit.

Operating Revenues
Gaming revenues are primarily comprised of the win from our slot machine operations and from table game win. We derive the majority of our gross revenues from our gaming operations. Gaming revenues produced approximately 69% of gross revenues for each of the three months ended June 30, 2015 and 2014, and 69% and 70% of gross revenues for the six months ended June 30, 2015 and 2014, respectively. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 15% and 14% of gross revenues for the three months ended June 30, 2015 and 2014, respectively, and 15% and 14% of gross revenues for the six months ended June 30, 2015 and 2014, respectively. Room revenue produced approximately 12% of gross revenues for each of the three months ended June 30, 2015 and 2014, and 12% of gross revenues for each of the six months ended June 30, 2015 and 2014. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed approximately 5% or less of gross revenues during each of these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
REVENUES
Gaming	$170,277	$166,599	$335,405	$320,285
Food and beverage	36,392	34,064	70,860	65,118
Room	30,349	29,602	57,953	55,171
Other	10,397	10,308	18,907	18,879
Gross revenues	247,415	240,573	483,125	459,453
Less promotional allowances	56,252	58,719	109,373	110,335
Net revenues	$191,163	$181,854	$373,752	$349,118

COSTS AND EXPENSES
Gaming	$67,057	$65,000	$133,976	$128,464
Food and beverage	19,147	18,245	36,834	33,940
Room	3,799	3,693	7,059	6,477
Other	9,590	8,644	16,344	15,143
Total costs and expenses	$99,593	$95,582	$194,213	$184,024

MARGINS
Gaming	60.6%	61.0%	60.1%	59.9%
Food and beverage	47.4%	46.4%	48.0%	47.9%
Room	87.5%	87.5%	87.8%	88.3%
Other	7.8%	16.1%	13.6%	19.8%

Gaming
Gaming revenues increased $3.7 million, or 2.2%, during the three months ended June 30, 2015, as compared to the corresponding prior year period, primarily due to a 11.6% and 7.3% increase in slot handle and slot win, respectively. While slot hold percentage did not change significantly, table game hold decreased 2.1 percentage points and table game win decreased 7.1% over the same period in the prior year. Gaming revenues for online gaming were essentially even compared to the prior year.

Gaming revenues increased $15.1 million, or 4.7%, during the six months ended June 30, 2015, as compared to the corresponding period of the prior year, primarily due to a 8.8% increase in slot win. While hold percentage for both slots and table games did not change significantly, slot handle and table games drop increased 11.4% and 5.7%, respectively. Gaming revenues for online gaming were essentially even compared to the prior year.

Food and Beverage
Food and beverage revenues increased by $2.3 million, or 6.8%, during the three months ended June 30, 2015, compared with the corresponding prior year period. The increase was primarily due to a 5.7% increase in the number of guests served and a 1.3% increase in the average guest check.

Food and beverage revenues increased by $5.7 million, or 8.8%, during the six months ended June 30, 2015, compared with the corresponding prior year period. The increase was primarily due to a 6.7% increase in the number of guests served and a 2.5% increase in the average guest check.

Room
During the three months ended June 30, 2015, we had 225,000 occupied rooms, with an average occupancy rate of 89.5% at an average daily rate of $132.43, compared to 221,000 occupied rooms, with an average occupancy rate of 87.7% at an average daily rate of $131.97 during the comparable period in the prior year, the effect of which resulted in a 2.5% increase in room revenues.

Room revenues for the six months ended June 30, 2015, increased 5.0% over the comparable prior year period. During the six months ended June 30, 2015, we had 436,000 occupied rooms, with an average occupancy rate of 87.0% at an average daily rate of $130.75, compared to 417,000 occupied rooms, with an average occupancy rate of 83.3% at an average daily rate of $129.83 during the comparable period in the prior year.

Other Costs and Expenses
The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Selling, general and administrative	$32,523	$28,555	$66,676	$69,957
Maintenance and utilities	14,520	15,072	30,511	31,999
Depreciation and amortization	14,791	14,812	29,590	29,354
Other operating items, net	(441)	1	(765)	(403)
Preopening expenses	—	236	—	269

Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were 13.1% and 11.9% during the three months ended June 30, 2015 and 2014, respectively. The increase is largely due to higher property tax expense of $6.3 million primarily due to a settlement adjustment of $11.8 million in the second quarter of 2014, partially offset by lower advertising costs of $1.7 million and receipt of a $1.2 million parking fee refund from the CRDA associated with the 2014 fiscal year.

Selling, general and administrative expenses, as a percentage of gross revenues, were 13.8% and 15.2% during the six months ended June 30, 2015 and 2014, respectively. Selling, general and administrative expenses decreased as a percentage of gross revenues as compared to the same period in the prior year due to a decrease in property taxes related to the settlement agreement with the City of Atlantic City.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were 5.9% and 6.3% during the three months ended June 30, 2015 and 2014, respectively. Utility costs in 2015 declined from the level experienced in the prior year due to favorable decreases in utility rates.

Maintenance and utilities expenses, as a percentage of gross revenues, were 6.3% and 7.0% during the six months ended June 30, 2015 and 2014, respectively. Utility costs in 2015 declined from the level experienced in the prior year, which was due to the severe winter weather in first quarter 2014.

Depreciation and Amortization
Depreciation and amortization expense was consistent during the three months ended June 30, 2015, compared to the same period in 2014, and increased $0.2 million during the six months ended June 30, 2015 compared to the same period in 2014.

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

Other Expenses
Interest Expense, net
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Interest expense, net	$16,307	$17,828	$32,964	$35,518
Average outstanding long-term debt	721,067	805,364	729,690	803,363
Weighted average interest rate	8.4%	8.2%	8.5%	8.2%

Interest expense decreased $1.5 million, or 8.5%, during the three months ended June 30, 2015, due to lower average long-term debt balances offset by a higher weighted average interest rate compared to the corresponding period in the prior year.

For the six months ended June 30, 2015, compared to the corresponding period in the prior year, interest expense decreased $2.6 million, or 7.2%, also due to lower average long-term debt balances offset by a higher weighted average interest rate compared to the corresponding period in the prior year. The increased weighted average interest rate reflects a shift in the mix of debt between the variable interest rate of the Revolving Credit Facility and the Incremental Term Loan and the fixed senior secured notes.

Loss on Early Extinguishments of Debt
During the three and six months ended June 30, 2015, we incurred non-cash charges of $0.5 million and $1.0 million, respectively, for deferred debt financing costs written off, which represents the ratable reduction in borrowing capacity due to optional prepayments of our Incremental Term Loan made during this period.

State Income Taxes
The effective state income tax rate for the three months ended June 30, 2015 and 2014 was 10.3% and 10.3%, respectively. The effective state income tax rate for the six months ended June 30, 2015 and 2014 was (2.3)% and (18.9)%, respectively. The tax benefit for the six months ended June 30, 2015 was favorably impacted, as a result of an effective settlement in connection with our 2005-2009 IRS audit. We adjusted our unrecognized tax benefits and state income tax payable for the expected state tax impact of the federal audit adjustments, where the state and federal tax treatment should be consistent, and reduced the related accrued interest. The tax benefit or provision for all periods was adversely impacted by certain recurring permanent tax adjustments and interest accrued on uncertain tax benefits. Such adjustments, which are unaffected by the level of income or loss from continuing operations, increase the statutory tax provision or reduce the statutory tax benefit on our pretax income or loss, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our Revolving Credit Facility. As of June 30, 2015 and December 31, 2014, we had balances of cash and cash equivalents of $35.1 million and $36.1 million, respectively. In addition, we had a working capital deficit of $31.9 million as of June 30, 2015 and $21.9 million as of December 31, 2014.

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

The indenture governing the 9.875% Senior Secured Notes (the "2018 Notes") allows for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of Consolidated EBITDA to fixed charges, including interest) for a trailing four-quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing Credit Facility. At June 30, 2015, approximately $46.8 million of additional capacity was available under the Revolving Credit Facility.

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

The Credit Facility includes an accordion feature, which permits an increase in the Revolving Credit Facility in an amount not to exceed $15 million. We exercised this feature in fourth quarter 2014 to increase our Revolving Credit Facility by $10 million. The Credit Facility provides for a $70 million senior secured Revolving Credit Facility that matures in February 2018 (or earlier upon the occurrence or non-occurrence of certain events). The accordion feature also allows for the issuance of senior secured term loans to refinance the 2018 Notes outstanding pursuant to the Indenture, subject to the satisfaction of certain conditions.

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

The blended interest rate for outstanding borrowings under our Credit Facility was 3.6% and 4.1% at June 30, 2015, and December 31, 2014, respectively. At June 30, 2015, $18.4 million was outstanding under the Credit Facility, with $4.8 million allocated to support a letter of credit, leaving contractual availability of $46.8 million.

None of BAC, MAC, their parents, or their affiliates are guarantors of our Credit Facility, as amended.

The Credit Facility contains customary affirmative and negative covenants, including but not limited to, (i) establishing a minimum Consolidated EBITDA requirement (as defined in the Credit Facility) of $110 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) imposing limitations on MDFC's and MDDC's ability to incur additional debt, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities; and (iii)

imposing restrictions on MDDC's ability to pay dividends. We believe we were in compliance with these covenants at June 30, 2015.

2013 Incremental Term Loan
On December 16, 2013, MDFC entered into a Lender Joint Agreement (the "2013 Incremental Term Loan"), among MDDC, Wells Fargo Bank, National Association, as administrative agent, and Deutsche Bank AG New York Branch, as incremental term lender. The 2013 Incremental Term Loan increased the term commitments under the Revolving Credit Facility by an aggregate amount of $380.0 million.

The 2013 Incremental Term Loan was issued with 1.00% of original issue discount. The original issue discount has been recorded as an offset to the principal amount of the 2013 Incremental Term Loan and is being accreted to interest expense over the term of the loan using the effective interest method. At June 30, 2015, the effective interest rate on the 2013 Incremental Term Loan was 6.7%.

Commitment for New Incremental Term Loan
On July 16, 2015, MDFC entered into a Lender Joinder Agreement and Refinancing Amendment (the “Joinder Agreement”) among the Company, MDDC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. The Joinder Agreement increases the Term Commitments under the Amended and Restated Credit Agreement dated as of July 24, 2013 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”; capitalized terms used herein and not defined herein or in the Joinder Agreement shall have the meanings given to such terms in the Credit Agreement) among MDFC, MDDC, various lenders (the "Incremental Term Lenders") and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender, by an aggregate amount of $650,000,000 (the “Incremental Term Loan”).

Drawings of the Incremental Term Loan can be funded in multiple drawings. The proceeds from the initial draw on the Incremental Term Loan (the “Initial Incremental Term Loan”) will be used to repay MDFC’s outstanding 9.875% Senior Secured Notes due 2018 (the “2018 Notes”). The interest rate per annum applicable to the Incremental Term Loan will be (a) the Effective Eurodollar Rate (defined below) plus the Term Loan Applicable Rate (defined below) if and to the extent the Incremental Term Loan is a Eurodollar Rate Loan under the Credit Agreement and (b) the Base Rate plus the Term Loan Applicable Rate if and to the extent the Incremental Term Loan is a Base Rate Loan under the Credit Agreement. “Effective Eurodollar Rate” means, for any interest period, the greater of (x) the Eurodollar Rate in effect for such interest period and (y) 1.00%. “Term Loan Applicable Rate” means (x) in the case of a Eurodollar Rate Loan, (i) at any time that the Total Leverage Ratio is equal to or greater than 4.50 to 1.0, 6.00%, (ii) at any time that the Total Leverage Ratio is equal to or greater than 3.50 to 1.0 but less than 4.50 to 1.0, 5.75%, (iii) at any time that the Total Leverage Ratio is equal to or greater than 3.00 to 1.0 but less than 3.50 to 1.0, 5.50%, (iv) at any time that the Total Leverage Ratio is equal to or greater than 2.50 to 1.0 but less than 3.00 to 1.0, 5.25%, and (v) at any time that the Total Leverage Ratio is less than 2.50 to 1.0, 5.00%, and (y) in the case of Base Rate Loans, (i) at any time that the Total Leverage Ratio is equal to or greater than 4.50 to 1.0, 5.00%, (ii) at any time that the Total Leverage Ratio is equal to or greater than 3.50 to 1.0 but less than 4.50 to 1.0, 4.75%, (iii) at any time that the Total Leverage Ratio is equal to or greater than 3.00 to 1.0 but less than 3.50 to 1.0, 4.50%, (iv) at any time that the Total Leverage Ratio is equal to or greater than 2.50 to 1.0 but less than 3.00 to 1.0, 4.25%, and (v) at any time that the Total Leverage Ratio is less than 2.50 to 1.0, 4.00%.

MDFC is required to make repayments on the Incremental Term Loan on or before the last business day of each fiscal quarter of MDFC commencing with the fiscal quarter ending December 31, 2015 in an amount equal to 0.25% of the original principal amount of the Incremental Term Loan. MDFC is required to repay the remaining outstanding principal amount of the Incremental Term Loan on July 16, 2023.

Senior Secured Notes
The 2018 Notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 2018 Notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe we were in compliance with these covenants at June 30, 2015.

The original issue discount for the 2018 Notes has been recorded as an offset to the principal amount of these notes and is being accreted to interest expense over the term of the notes using the effective interest method. At June 30, 2015, the effective interest rate on the 2018 Notes was 10.2%.

On July 17, 2015, MDFC issued a conditional notice of redemption to redeem all of its outstanding 2018 Notes. The redemption price for the 2018 Notes will be 102.469% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The principal and redemption premium will be paid from the proceeds of the Initial Incremental Term Loan. Accrued interest and other fees will be funded in part by the Initial Incremental Term Loan.

The redemption will be effected pursuant to the provisions of the Indenture and will be conditional upon the receipt by the Trustee of funds sufficient to pay the redemption price on or prior to the redemption date.

Cash Flows Summary

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$58,329	$12,082

Cash flows from investing activities:
Capital expenditures	(15,054)	(8,528)
Insurance proceeds for replacement assets	—	451
Net cash used in investing activities	(15,054)	(8,077)

Cash flows from financing activities:
Borrowings under bank credit facility	309,800	248,700
Payments under bank credit facility	(305,100)	(255,500)
Payments on term loan	(48,850)	(1,900)
Debt financing costs	(30)	—
Net cash used in financing activities	(44,180)	(8,700)
Decrease in cash and cash equivalents	$(905)	$(4,695)

Cash Flows from Operating Activities
During the six months ended June 30, 2015, our operating cash flows increased from a net cash inflow of $12.1 million during the prior period to $58.3 million in the current year. Operating cash flow increased primarily due to improved operating results during the current year period.

Cash Flows from Investing Activities
Capital expenditures during the six months ended June 30, 2015 and 2014 were $15.1 million and $8.5 million, respectively. Cash paid for capital expenditures during both periods related primarily to routine maintenance capital spending, with additional expenditures in 2015 related to Borgata Festival Park of approximately $3.2 million.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our Credit Facility. Depending on our cash flow needs, we borrow and repay amounts under our Credit Facility to manage our overall cash position.

During the six months ended June 30, 2015, we borrowed net $4.7 million on our Credit Facility, compared to net payments of $6.8 million during the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2015, we paid $48.9 million to reduce the principal on our Incremental Term Loan.

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

Contingencies
Borgata Property Taxes
We have filed tax appeal complaints, in connection with our property tax assessments for tax years 2009 through 2014, in New Jersey Tax Court ("Tax Court"). The trial for tax years 2009 and 2010 was held during the second quarter of 2013 and a decision was issued on October 18, 2013. The assessor valued our real property at approximately $2.3 billion. The Tax Court found in our favor and reduced our real property valuation to $880 million and $870 million for tax years 2009 and 2010, respectively. The City of Atlantic City (the "City") filed an appeal in the New Jersey Superior Court - Appellate Division ("Appellate Court") in November 2013. The Appellate Court hearing took place on June 1, 2015 and the Appellate Court issued a unanimous decision, affirming the Tax Court ruling, on July 6, 2015. The City appealed the decision to the New Jersey Supreme Court on July 24, 2015. We have paid our property tax obligations consistent with the assessor’s valuation and based on the Tax Court’s decision, we estimate the 2009 and 2010 property tax refunds and related statutory interest will be approximately $49.0 million and $13.5 million, respectively. Uncertainty exists as to whether the Supreme Court will accept the City’s appeal; and if accepted, we can provide no assurance that the Appellate Court’s decision in the 2009-2010 appeal will be upheld at the Supreme Court. Due to the uncertainty surrounding the ultimate resolution of the City’s Supreme Court appeal, as well as the City’s ability to pay the judgment, we will not recognize any gain until a final, non-appealable decision has been rendered and the City has obtained dedicated sources of funding in an amount sufficient to pay the judgment.

On June 5, 2014, we entered into a settlement agreement with the City resolving the tax appeal complaints we filed in connection with property tax assessments for tax years 2011 through 2014. Under the terms of the agreement, we are entitled to receive a tax refund of $88.25 million for tax years 2011 through 2013, as well as a tax credit of approximately $19.3 million for tax year 2014. Such credit results from a lower 2014 property tax valuation relative to the prior year and the City’s issuance of a final 2014 property tax rate. Additionally, the City has agreed to a defined property tax valuation for tax year 2015. In exchange, we have agreed to relinquish our right to further contest the property tax assessments for tax years 2011 through 2015, contingent upon the City fulfilling its obligations under the agreement. We filed a protective appeal in Tax Court on our 2015 property tax valuation on March 20, 2015. The agreement does not affect the pending appeals of the property tax assessments for tax years 2009 and 2010. Per the terms of the agreement, the City intends to fulfill its obligation to pay the refund to us through a bond issuance. The ordinance to issue the bonds was approved by applicable state and local agencies in September 2014; however, the occurrence and timing of such issuance continues to be subject to general market conditions. Per the terms of the agreement, the City began refunding $150,000 per month, beginning in February 2015, until such time as they pay the refund in its entirety or the agreement is terminated by either party. In the event that the City does not issue bonds, or otherwise fails to pay the refund in its entirety, we retain our right to compel a trial on the filed appeals. We cannot be certain that the City will issue bonds or fund their obligations under the agreement through other sources. Due to this uncertainty, we will not record the recovery of the $88.25 million in previously paid property taxes until payment is received or the City has successfully issued bonds or obtained other dedicated sources of funding in an amount sufficient to pay the refund for tax years 2011 through 2013 per the terms of the agreement.

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

Letter of Credit
We had a $4.8 million outstanding letter of credit as of June 30, 2015.

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

•	that operating results for previous periods are not necessarily indicative of future performance;

•	our expectations regarding our cost containment efforts;

•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results;

•	the source of payment for our outstanding 2018 Notes (including principal, redemption premium, accrued interest and other fees);

•	expectations, plans, beliefs, hopes or intentions regarding the future; and

•	assumptions underlying any of the foregoing statements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	our ability to comply with debt covenants and generate sufficient cash flow to service our substantial debt;

•
the prolonged effects from the economic downturn and its impact on consumer spending, and the risk that a slowing or stoppage of the economic recovery or a return on an economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata;

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

•
the effects of events adversely impacting the mid-Atlantic region from which we draw most of our customers, including the continuing effects of the economic downturn, war, terrorist or similar activity or adverse weather conditions and other natural disasters or the outbreak of an infectious disease impacting the mid-Atlantic region;

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

•	delays and significant cost increases, shortages of materials, shortages of skilled labor or work stoppages;

•	construction scheduling, engineering, environmental, permitting, construction or geological problems, weather interference, floods, fires or other casualty losses;

•	failure by us to obtain financing on acceptable terms, or at all;

•	failure to obtain necessary government or other approvals on time, or at all;

•	the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	the risk that we may be unable to refinance our respective outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	the effect of the expansion of legalized gaming in the mid-Atlantic region, including the possible expansion of online gaming in neighboring jurisdictions;

•	our expected liabilities under the multiemployer pensions in which our employees participate; and

•	the risk that the Supreme Court will accept the City's appeal to the Tax Court's ruling in our favor.

Factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of June 30, 2015, our long-term variable-rate borrowings represented approximately 44.6% of total long-term debt. Based on June 30, 2015 debt levels, a 100 basis point change in LIBOR or the base rate would cause the annual interest costs to change by approximately $3.2 million.

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

For example, weak economic conditions during the economic downturn adversely affected tourism and spending in Atlantic City. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the recent economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.

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

The expansion of casino gaming in or near the mid-Atlantic region from which Borgata attracts and expects to attract most of our customers has had an adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation in Pennsylvania was signed into law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the existing casinos in the Philadelphia region in mid-July 2010. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. In November 2012, Maryland legalized table games, which became operational beginning in March 2013. In December 2014, the New York Facility Location Board approved three development applications in three different regions within the state for casino resorts offering slots, table games, food & beverage and hotel operations. The Commonwealth of Massachusetts had its first single slot parlor in June 2015, with two others in development and slated to open in 2017-2018. An additional resort casino license is expected to be issued in early 2016. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino rather than dealing with a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to Borgata, which has adversely impacted our business, results of operations and financial condition.

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

The ongoing economic recovery may have an effect on our business and financial condition, as well as our access to capital, in ways that we currently cannot accurately predict.
The significant economic distress affecting financial institutions during the periods of global financial crisis can have far-reaching adverse consequences across many industries, including the gaming industry. A crisis may greatly restrict the availability of capital and cause the cost of capital (if available) to be much higher than it has traditionally been. Although the financial markets have generally recovered from the most recent financial crisis and availability of capital has increased, the financial markets remain volatile. Although we have successfully refinanced a significant amount of our indebtedness in 2013, and expect to do so in 2015, we have no assurance that we will continue to have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects.

We are not able to predict the duration or strength of the current economic recovery, the resulting impact on the solvency or liquidity of our lenders, or the possibility of a future recession. Prolonged slow growth or a downturn, or further worsening or broadening of adverse conditions in worldwide and domestic economies, could affect our lenders. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity under our Credit Facility to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility. If we were otherwise required to renegotiate or replace our Credit Facility, there is no assurance that we would be able to secure terms that are as favorable to us, if at all.

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

The Atlantic City market was substantially impacted by the national recession and weak economic conditions in the United States and elsewhere. A slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect the Atlantic City market and our results of operations and financial condition.
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
10.1
Lender Joinder Agreement and Refinancing Amendment, dated as of July 16, 2015, among Marina District Finance Company, Inc., Marina District Development Company, LLC, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 17, 2015.

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

101
The following materials from Marina District Finance Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on August 12, 2015.

MARINA DISTRICT FINANCE COMPANY, INC.

By:	/s/ Keith E. Smith
Keith E. Smith
President and Director
Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Vice President, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer